Form 10-K
period 2008-12-31
GMS Capital Corp.
filed 2009-03-18
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
Commission File Number: 333-151684

GMS CAPITAL CORP
(Name of registrant as specified in its charter)

FLORIDA	26-1094541
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1224 Washington Avenue
Miami Beach, Florida, 33139
 (Address of principal executive offices)

(514) 287-0103
(Registrant’s telephone number, including area code)

Joseph I. Emas, Attorney at Law
1224 Washington Avenue
Miami Beach, Florida  33139
Telephone (305) 531-1174
 (Name, address and telephone number of agent for service)

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.  Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

No exchange or over the counter market exists for our common stock. The most recent price paid for our common stock in a private placement was $0.10 which closed on October 1, 2007.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of March 18, 2009, was 5,115,400.

Documents incorporated by reference

None.

GMS CAPITAL CORP.
Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements regarding GMS Capital Corp. (the “Company” or “GMS”), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of our services; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors described under "Risk Factors" and throughout this Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-K. We disclaim any intent or obligation to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

GMS Capital Corp. was incorporated in Canada on March 9, 2000 under the name "Metratech Retail Systems Inc." for the development and sales of specialized inventory management software.  The Company re-incorporated itself in the State of Florida on September 18, 2007 and was subsequently renamed "GMS Capital Corp." in order to raise capital on the US public markets to realize its objectives of investing in its development and marketing plans.

The details of the merger and re-incorporation are as follows:

The 2,578,000 issued and outstanding shares of Metratech Retail Systems Inc. were converted to 2,578,000 shares of GMS Capital Corp.  Each shareholder of the Company received one share of GMS Capital Corp. for every share of Metratech Retail Systems Inc.  The three directors of Metratech Retail Systems Inc., George Metrakos, Marcel Côté and Spiro Krallis were replaced by George Metrakos on the board of directors of the newly incorporated company.

On October 1, 2007, the Company issued an additional 2,537,400 shares at a price of $0.10 per share in order to compensate shareholders and external consultants to perform the consulting work necessary to complete the company's prospectus.

GMS decided to reincorporate itself under the laws of the State of Florida in order to take advantage of opportunities available to public entities in the US.  The reincorporation saw existing shareholders receive the equivalent number of shares in the Florida corporation as they held in the company prior to reincorporation.  The reincorporation in no way has changed the capital structure of the Company.

History of Key Agreements

On July 10, 2000, founding shareholders entered into a term sheet for the partnership agreement representing the ownership structure of Metratech Retail Systems Inc.  While a final partnership agreement was never executed, the Term sheet is enforceable against the parties.  The agreement outlined the share structure to represent initial investments made by the founding shareholders, along with roles and responsibilities of the President, Secretary and CEO of the Corporation.

On April 1, 2000, the Company entered into a Non-Disclosure Agreement with MGA Concept, a software development firm in Montreal, Canada which outlined the roles and responsibilities of MGA Concept as it relates to their provision of software programming services to the Company.  MGA Concept went on to provide all the consulting services required by the Company to develop, test and deploy its software.

On October 16, 2000, George Metrakos, acting on behalf of the Company, entered into an agreement with Junior Active Designs Inc., a supplier to Retailer Wal-Mart Stores, in order to learn and record all of the requirements set forth by Wal-Mart Stores with respect to the management of inventory within their Retail Stores.  The Agreement outlined that all of the rights, title and interest in any inventions, improvements, discoveries, processes, know-how and trade secrets discovered by Mr. Metrakos as it pertained to any software development at Junior Active Designs Inc. would be the property of George Metrakos in order to utilize and transfer to Metratech Retail Systems Inc. for its use in the development and marketing of its software.

Description of Business

Principal products or services and their markets

The Company's software, known as "ManageThePipe", permits suppliers to major retailers such as Wal-Mart to predict the amount of inventory required in the near future in order to meet the sales demands for its products on retail store shelves.  The software collects data such as production schedules, shipping schedules, historic sales and current retail store inventories in order to calculate an estimate of future inventory requirements for each item that a supplier sells through major retailers such as Wal-Mart Stores.

Our Company has invested in the research and development of our inventory management software which collects data and performs forecast calculations. Our technology consists of proprietary software programming however, we have no specific legal entitlement that does not permit someone else from utilizing the same base software languages in order to produce similar inventory management software offerings.

Base software languages are the language building blocks used by programmers to translate the desired logic sequences into a message that the computer can understand and execute.  An example of a logic sequence is “if the user wishes to predict the future sales of their product based on historical sales”, the software should calculate a forecast based on mathematical models provided in its logic tables to calculate the forecasted values. The combination and use of these building blocks is known as ‘software code”, and hence this combination, created by the Company’s programmers, along with “off-the-shelf” computer hardware (ie. Equipment that is readily available by computer companies such as servers) is collectively referred to as “our technology and trade secrets”.

We therefore cannot be certain that others will not gain access to our technology. In order to protect this proprietary technology, we hold non-disclosure and confidentiality agreements and understandings with our employees, consultants, re-sellers, distributors, wholesalers and technology partners. We cannot guarantee that our technology and trade secrets will not be stolen, challenged, invalidated or circumvented. If any of these were to occur, we would suffer from a decreased competitive advantage, resulting in lower profitability due to decreased sales.

The Company offers the following products and services to customers utilizing its ManageThePipe inventory management software:

•	Installation and configuration of the software within the customer's computer network
•	Professional and consulting services to assist the customer to optimize their inventory to meet sales demands
•	Maintenance services in order to assist the customer in ensuring daily importation of data from various sources into the ManageThePipe software
•	Software subscription fees for the use of the software on the premises of the customer.

Distribution methods of the products or services

To date, our Sales & Marketing expenses have been limited to commission-based sales costs and minimal marketing expenses. As a result, there is very little brand awareness for our products and services. We believe a strategic marketing campaign is necessary to achieve the customer base growth that we anticipate due to significant investments in customer acquisition. The bulk of this investment is due to costs related to promoting our brand through advertising in different media, along with analysis of new market segments and product placement strategies.

The main market segment where we will invest in Sales & Marketing is that of the Canadian small to medium sized manufacturer or importer of goods that are sold through retail stores to the general public.  These investments include travel, participation in industry trade shows and print/on-line media within industry publications and web sites.

Direct Sales.

We solicit customers directly in order to purchase our products and services, using our website www.managethepipe.com.  Upon acceptance of our offer, our customers sign a Service Agreement.

Sales Through a Value-Added Reseller.

A Value-Added Reseller typically re-sells our software in combination with other software also offered by the Value-Added Reseller, providing a customized and complete solution for the customer.  Other software which is compatible with the ManageThePipe software includes production planning software, enterprise resource planning software and sales analysis software.

In the case of any sale, the Company enters into a services agreement with the customer.

Status of any publicly announced new product or service

ManageThePipe software was in a pre-commercialization phase with the deployment of the first version of the software at a garment manufacturing facility in July of 2002.  The software has since been deployed in numerous customer facilities and is available for sale in its current state.

The software installation, use and maintenance represent a first year investment of $25,000 followed by yearly subscription fees of $12,000.

Competitive Business Conditions

There are numerous software products existing on the market which provide solutions to the challenges of inventory management on retailer store shelves on a daily basis.  They can be classified by the following categories:

Larger, established software companies for larger multinational companies:

The following corporations involved in inventory managementand are not a direct competitors to The Company's software product, ManageThePipe: Demantra, Viewlocity, Riverone, Verticalnet, Steelwedge and Evant.  These companies, present in a wide range of industry sectors, produce completely integrated software involved from sourcing of raw materials, delivery, manufacturing, packaging and all other elements of production (known as "end-to-end" software) of goods sold to consumers.  These complete end-to-end softwares sell at a very high cost (+1M$), which require a high level of integration.  ManageThePipe is focused solely on smaller to medium sized companies who are Suppliers of Major Retailers.

Enterprise Resource Planning Software (ERP)

ERP systems (ex. SAP, JD Edwards, Manugistics, Navision, etc.) are primarily internally focused back-office systems, that is that they are involved in monitoring the daily transactions of a business, from invoicing, to production of packing slips and delivery confirmations.  The result of such a complex software is that it is cumbersome and has a long implementation cycle inside the business.  A long implementation cycle means that the business implementing an ERP solution have to consider at least six months of time to integrate the software, transfer the company's existing operations into the new software and provide sufficient training to employees.  Due to this longer implementation time, these softwares are not competition to ManageThePipe.

Direct Competition to ManageThePipe:

The following competitors sell to mid to large Suppliers of Major Retailers:

Demand Management Inc. (MO, USA) (www.demandsolutions.com) founded in 1985.
Thrive Technologies (GA, USA) (www.thrivetech.com), founded in 2001.
Vendor Managed Technologies (MI, USA) (www.vmtsoftware.com) Founded in 1998.

The inventory management software industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do.

Competitive Advantages

Today, Major Retailers such as Wal-Mart are relying on their suppliers to make inventory replenishment decisions, that is deciding which stores should get which products and at what quantity, in order to ensure that the retail shelves remain adequately stocked to meet consumer demand.  As a result, Suppliers utilize inventory management software and forecasting software in order to assist them to make a decision about how much product to manufacture or import, how much to stock in their warehouse and how much to ship to each store.

We believe that we have the following competitive advantages:

(1)  Competitive Pricing

Our use our proprietary software enables us to provide customers with competitive pricing for their inventory management needs. Nonetheless, there can be no assurance that we will be able to successfully compete with major software suppliers in present and prospective markets. While there can be no assurances, we believe that by offering competitive pricing we will be able to compete in our present and prospective markets.

 (2)  Advantages of Equipment and Technology

We rely on our own internally-developed software to meet the needs of our customers. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our software systems, the temporary or permanent loss of which could materially and adversely affect our business.

Existing and Probable Governmental Regulation

The software industry is not a regulated industry.

Research and Development

The Company's Research and Development expenditures occurred from 2000 to 2004.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

CORPORATE OFFICES

The Company's executive offices are currently located at 1224 Washington Ave, Miami Beach Florida 33139.

EMPLOYEES

The Company has three part time employees.

ITEM 1A.	RISK FACTORS

Any investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. All of our material risks and uncertainties are described below. If any of the following risks actually occur, our business, financial condition, results or operations could be materially and adversely affected. The trading of our common stock, once established, could decline, and you may lose all or part of your investment therein. You should acquire shares of our common stock only if you can afford to lose your entire investment. In order to attain an appreciation for these risks and uncertainties, you should read this Prospectus in its entirety and consider, including the Financial Statements and Notes, prior to making an investment in our common stock.

As used in this prospectus, the terms "we," "us," "our," "the Company" and "GMS" mean GMS Capital; Corp., a Florida corporation, unless the context indicates a different meaning.

Risks associated with forward-looking statements.

This prospectus contains certain forward-looking statements regarding management's plans and objectives for future operations, including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this prospectus include or relate to:

(1) Our ability to obtain a meaningful degree of consumer acceptance for our products now and in the future,

(2) Our ability to market our products on a global basis at competitive prices now and in the future,

(3) Our ability to maintain brand-name recognition for our products now and in the future,

(4) Our ability to maintain an effective distributors network,

(5) Our success in forecasting demand for our products now and in the future,

(6) Our ability to maintain pricing and thereby maintain adequate profit margins, and

(7) Our ability to obtain and retain sufficient capital for future operations.

Risks Related to our Business

1.  Decreasing market prices for our products and services due to increasing competition may cause us to lower our prices to remain competitive, which could delay or prevent our future profitability.

Currently, our prices are lower than those of many of our competitors for comparable software products and services. However, market prices for business analysis software have decreased over the last few years, and we anticipate that prices will continue to decrease. This information is based on the experience of the Company's management working in the business analytics software industry.  Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in customer growth and may delay or prevent our future profitability. The value of your investment in the common shares would therefore be affected, and you could even lose your entire investment.

2.  Business Analysis Software may fail to gain acceptance among suppliers to major retailers and hence the growth of the business will be limited, lowering the profitability of the business.

If business analysis software such as our inventory management solutions fail to gain acceptance among suppliers to major retailers, our ability to grow our business will be limited, which could affect the profitability of our business. The market for business analysis and inventory management software has only in the last 10 years begun to develop and is rapidly evolving. We currently generate most of our revenue from the sale of professional services as we have not been able to increase significantly the sales of our software.  If our sales and marketing plan fail to increase the number of customers using our software, our ability to grow our business will be limited. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

3.  Our software to date is not sufficiently developed or advanced in order to offer a simple and efficient means of installing it within the customer’s premises.

Customers must therefore incur additional professional service fees in order to install and utilize the software on their premises, increasing the cost of ownership to the customer.  As such, there remains a higher barrier to new customer acquisition due to these higher costs versus our competition.  The result may be our inability to acquire enough customers, reducing our revenues and hence our profitability.  If such a scenario is not overcome, the value of our common stock will fall and you could lose your entire investment.

4.  Our software may have flaws which could result in a reduction of customer appeal and hence reduce the profitability of our operations.

Flaws in our technology and systems could cause our customers to commit errors in their management of their inventory, resulting in lost sales opportunities for their products on retail shelves or the overstock of items in warehouses.  These errors will result in reduced revenues and higher costs to our customers and hence will greatly reduce the appeal of our software and services.  Such flaws will damage our reputation, cause us to lose customers and limit our growth which could affect the profitability and operations of our business.  Such an effect would result in the value of your investment in the common shares to be affected, and you could even lose your entire investment.

5.  Because much of our potential success and value lies in our use of internally developed software, if we fail to protect the software, it could affect the profitability and operations of our business.

Our ability to compete effectively is dependent in large part upon the maintenance and continued development of internally developed software. To date, we have relied on trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our software. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to, and distribution of, technology, software, documentation and other information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this software without authorization.

Policing unauthorized use of our software is difficult. The steps we take may not prevent misappropriation of the software we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States and Canada. Litigation may be necessary in the future to enforce or protect our rights, or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business through decreasing profitability and negative corporate image to our customers, causing a higher rate of customer defection. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

6.  Future new technologies could render our company less competitive than the industry standard, resulting in lower profitability due to decreased sales.

Business Analysis and Inventory Management Software has changed the way suppliers to major retailers manage their business and make business decisions on a daily basis. We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing business analysis process and more advanced software, better or more conveniently, it could have a material adverse effect on us by causing a higher rate of customer defection to companies with this new technology, reducing our profitability due to decreased sales. This would adversely affect the value of the common shares of the company, and you could even lose your entire investment.

7.  We cannot guarantee that our software technology and trade secrets will not be stolen, decreasing our competitive advantage, resulting in lower profitability due to decreased sales.

Our Company has invested in the research and development of our software technology which permits the calculation and estimated sales forecast of consumer product inventory within a retail store. This technology has been developed by our employees and consultants and is owned entirely by us.  The programming and configuration of our software technology together with the computer hardware and software required for our services to function is proprietary to our company.  We rely on trade secrets and proprietary know-how to protect this technology. We cannot assure you that our technology will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. If such a breach were to occur, our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been acquired by the increased competitive presence, decreasing our profitability as expenses would increase. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

8.  We Do Not Currently Hold a Professional or Product Liability Insurance Policy Required to Sufficiently Protect Us and We Remain Exposed To Potential Liability Claims.

We do not currently hold a professional or product liability insurance policy. We intend to purchase a professional and product liability insurance policy from the proceeds of this offering. Professional and product liability insurance coverage is specifically tailored to the delivery of our software and professional services to our customers. For example, a customer whose software is not functional due to a service outage or has produced a mathematical result that is incorrect due to a software flaw may sue us for damages related to the customer's inability to properly anticipate the required inventory levels to properly meet sales demand. Professional liability insurance exists to cover the Company for any costs associated with the legal defense, or any penalties awarded to the plaintiff in such cases where judgment could be rendered against us in case of loss in court. Such penalties could be large monetary funds that a judge could force us to pay in the event where damages have been awarded to the plaintiff.

Our business exposes us to potential professional liability which is prevalent in the business analytics software industry. While we have adequate licensing agreements which indicate that we cannot guarantee 100% accuracy, these licensing agreements cannot guarantee that we will not be sued for damages. The company currently has no specific professional or product liability insurance. The company intends to purchase professional and product liability insurance which will help to defray costs to the company for defense against damage claims. The Company does not foresee any difficulties in obtaining such a policy, as the company has already been approved and a quotation submitted for such coverage by a Canadian Insurance Company. In this proposal, the Insurance Company is aware of the geographical locations of our client base, which is predominantly in Canada however includes a small amount in the US and International. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, a product liability claim may result in losses that could be material, affecting the value of the common shares of the company, and you could even lose your entire investment.

9.  Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our Company began its operations in 2000. Our limited operating history in the industry may not provide a meaningful basis on which to evaluate our business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	maintain our proprietary technology;
•	expand our product offerings and maintain the high quality of our products;
•	manage our expanding operations, including the integration of any future acquisitions;
•	obtain sufficient working capital to support our expansion and to fill customers’ orders in time;
•	maintain adequate control of our expenses;
•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;
•
anticipate and adapt to changing conditions in the software industry markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

10.  We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able than we to successfully endure downturns in our industry. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

11.  Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations,
•	conditions in relevant financial markets

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected.

12.  We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our Common Stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition or investment transaction;
•	the diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience;
•	the potential loss of key employees of acquired organizations; and
•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

13. We may not be able to prevent others from unauthorized use of our software, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. The process of seeking patent protection can be lengthy and expensive and we cannot ensure you that our existing or future issued software copyrights will be sufficient to provide us with meaningful protection or commercial advantages.

We also cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the US or other countries.

14. We will require additional capital to fund our operations beyond the next 3 months and, if it is not available, we will be forced to reduce our planned development and marketing efforts, which will reduce our sales revenues.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for the next 3 months. From this point onwards, unless we experience an increase in revenues from the current level, we will need additional capital. The development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

15.  We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

16. Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for “non-accelerated filers,” as defined by the SEC. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2009. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

17.  We do not have "key man" insurance on our Chairman and CEO, on whom we rely for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. George Metrakos, the Company’s Chairman of the Board and CEO. The loss of the services of Mr. George Metrakos for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

18.  We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

19. We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products.

Risks Related to Our Common Stock.

20. Future Sales of Common Stock Could Depress the Price of our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. There are presently 5,115,400 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act of which 4,569,900 are held by affiliates.  Within these affiliated shares, 2,578,000 are subject to the limitations placed on shares that would be subject to the comments from Kenneth Worm to Richard Wolffe. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of rule 144.  Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a six month holding period. Any sales of shares by shareholders pursuant to rule 144 may have a depressive effect on the price of our common stock.

21. To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends or that even if the funds are available, that the dividends will be paid.

22.  There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers' network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Likewise, stockholders may be unable to sell their common shares at or above the purchase price, which may result in substantial losses to stockholders. There can be no assurances that we be listed on the OTC Bulletin Board.

23.  We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's executive offices are currently located at 1224 Washington Ave, Miami Beach Florida 33139.

ITEM 3.	LEGAL PROCEEDINGS

During the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During the last Fiscal Year we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" found in Part 1. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

We were reincorporated in the State of Florida as "GMS CAPITAL CORP" in 2007. Prior to this reincorporation, the Company was doing business as "Metratech Retail Systems Inc.", a Canadian Corporation since 2000.  Our revenues are derived primarily from the collection of software subscription-based licensing revenues and professional services to business customers.

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Decreasing Prices for Consumer Goods.  The prices for everyday consumer goods continually decrease due to increased competition among major Retailers.  As a result, Retailers are continuously searching for innovative ways to reduce their costs from their suppliers.  This cost reduction pressure has resulted in an increasing requirement for Retailers to rely on their suppliers to manage their inventory so that the Retailers do not have to spend money and dedicate resources to this important task.

Manufacturers and Importers are Suppliers whose core competencies are not Retailer store shelf inventory management.  Suppliers are typically experts at shipping their goods based on confirmed orders from Retailers.  With the requirement for Suppliers, imposed by their Retailers, to make decisions as to when, how much and to which store that they should be shipping their goods, the Supplier is forced to behave outside of their core competency.  As a result, the Supplier is looking for ways to alleviate this burden through the acquisition of specific software designed to meet their inventory management needs.

We generate revenues from the installation of our ManageThePipe software on the premises of our customers, along with the Professional services required to install, train and support our customers on the use of the software. Our cost of sales include our salaries, consultant fees, sales and marketing, product development and administration required for us to deliver the software and professional services.

Results of Operations, Fiscal Year End December 31, 2008 versus 2007

The Company recorded sales of $38,400 of which $12,262 was subscription revenue, $20,064 was professional services and $6,074 was maintenance revenue for the year ended December 31, 2008 as compared to $73,104 of which $10,827 was subscription revenue and $62,277 was professional services for the year ended December 31, 2007.

The Company's total expenses before interest and income taxes were $38,833 for the year ended December 31, 2008 compared to $292,712 for the year ended December 31, 2007, primarily as a consequence of a decrease in professional services related to the costs associated with the raising of capital through the US public market system and the writing of the Company's offering prospectus in 2007. In particular, there was a decrease in selling, general and administrative expenses from $280,056 to $28,076 as the company reduced its expenditures in professional services from the prior year- the Company issued $253,740 worth of stock to pay for professional services during 2007 which was not required in 2008. There was a decrease in depreciation from $12,656 to $10,757 related to no new acquisitions of equipment during the fiscal year.

As a result, the Company had a net income (loss) of ($63,276) for the year ended December 31, 2008 compared to a net income (loss) of ($233,314) for the year ended December 31, 2007. The principal reasons for company’s net loss for the year ended December 31, 2008 as compared to the prior period is because the company issued $253,740 worth of stock to pay for professional services during 2007 which was not required in 2008.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for 2008 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the year ended December 31, 2008:

On The Company's balance sheet as of December 31, 2008, the Company had assets consisting of cash in the amount of $1,461, accounts receivable in the amount of $2,646 and other current assets of $1,053. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers. Consequently, the Company's balance sheet as of December 31, 2008 reflects a deficit accumulated of ($454,865) and a stockholders equity of ($14,541).

The Company was used $56,272 of cash in operating activities in 2008 compared to being provided $30,834 in 2007. This change was attributable in large part to the reduction of net income due to a decrease in sales.

The Company was provided $20,680 in cash from investing activities compared to being provided $6,483 in 2007. This change was attributable to a disposal of fixed assets during the year.

The Company had net cash provided by financing activities of $18,563 in 2008 compared to a use of $41,764 in 2007. This change was primarily attributable to an increase of proceeds provided from officers.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Conditions and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets;

●	Automobiles- 3 years
●	Computer equipment - 3 years
●	Furniture and fixtures - 5 years.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Revenue Recognition

The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement were to include an acceptance provision, the Company would not record deferred subscription value or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under the Company’s business model, software license agreements frequently include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement.

Under the Company’s business model, a relatively small percentage of the Company’s revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with SOP 97-2 as described above, and is reported in the “Software fees and other” line of the Statements of Operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of the maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer which are recognized on a subscription basis, the contracts may be considered a single multi-element agreement, and as such all revenue is deferred and recognized as “Subscription revenue” in the Statements of Operations.

Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Certain of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item in the Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term of the arrangement. The Company reports such combined fees on the “Subscription revenue” line item in the Statements of Operations.

The Company also records stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized on the “Maintenance” line item in the Statements of Operations over the term of the renewal agreement.

The “Deferred maintenance revenue” line item on the Company’s Balance Sheets principally represents payments received in advance of maintenance services to be rendered.

Revenue from professional service arrangements is generally recognized as the services are performed. Revenue from committed professional services arrangements that are sold as part of a software transaction is deferred and recognized on a ratable basis over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and value-added resellers (VARs) commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs under licenses that include the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. The Company has adopted the provisions of SFAS 123R for its fiscal year ended December 31, 2007 and 2008. The adoption of this principle had no effect on the Company's operations.

On January 1, 2006, the Company adopted the provisions of FAS No. 123R "Share-Based Payment" ("FAS 123R") which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("FAS 148"), as if the fair value method defined by FAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123") had been applied to its stock-based compensation.

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2008 and 2007	F-2

Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2008 and 2007	F-3

Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007	F-4

Statements of Cash Flows For the Years Ended
December 31, 2008 and 2007	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GMS Capital Corp.
Montreal, Canada

We have audited the accompanying balance sheets of GMS Capital Corp. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMS Capital Corp. as of December 31, 2008 and 2007, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY February 19, 2009

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS
	(IN US$)
	2008	2007
Current Assets:
Cash and cash equivalents	$1,461	$11,993
Accounts receivable, net	2,646	15,971
Other current assets	1,053	-
Due from related companies	-	9,373

Total Current Assets	5,160	37,337

Fixed assets, net of depreciation	10,371	25,102

TOTAL ASSETS	$15,531	$62,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$26,970	$44
Line of credit	1,862	82
Due to related companies	1,240	-
Loan payable	-	12,426
Deferred revenue	-	1,084
Accounts payable and accrued expenses	-	6,150

Total Current Liabilities	30,072	19,786

Total Liabilities	30,072	19,786

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(454,865)	(391,589)
Accumulated other comprehensive income (loss)	(26,216)	(32,298)

Total Stockholders' Equity (Deficit)	(14,541)	42,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	15,531	$62,439

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	IN US$
	2008	2007
OPERATING REVENUES
Sales	$38,400	$73,104

COST OF SALES
Purchases	68,285	10,441
Total Cost of Sales	68,285	10,441

GROSS PROFIT (LOSS)	(29,885)	62,663

OPERATING EXPENSES
Selling, general and administrative	28,076	280,056
Depreciation	10,757	12,656
Total Operating Expenses	38,833	292,712

LOSS BEFORE OTHER INCOME (EXPENSE)	(68,718)	(230,049)

OTHER INCOME (EXPENSE)
Interest expense	(2,367)	(3,265)
Gain on asset disposal	7,809	-
Total Other Income (Expense)	5,442	(3,265)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(63,276)	(233,314)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(63,276)	$(233,314)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	3,212,350

COMPREHENSIVE INCOME (LOSS)
Net loss	$(63,276)	$(233,314)
Other comprehensive income (loss)
Currency translation adjustments	6,082	8,040
Comprehensive income (loss)	$(57,194)	$(225,274)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMES, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	IN US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance December 31, 2006	2,578,000	2,578	210,222	(158,275)	(40,338)	14,187

Shares of stock issued for services	2,537,400	2,537	251,203	-	-	253,740

Net loss for the year ended December 31, 2007	-	-	-	(233,314)	8,040	(225,274)

Balance December 31, 2007	5,115,400	5,115	461,425	(391,589)	(32,298)	42,653

Net loss for the year ended December 31, 2008	-	-	-	(63,276)	6,082	(57,194)

Balance December 31, 2008	5,115,400	$5,115	$461,425	$(454,865)	$(26,216)	$(14,541)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	IN US$
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,276)	$(233,314)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	10,757	12,656
Shares issued for services	-	253,740
Gain on sale of disposition of assets	(7,809)	-
Changes in assets and liabilities
Decrease in accounts receivable	11,195	10,302
Increase (decrease) in deferred revenue	(1,084)	1,084
(Decrease) in accounts payable and
and accrued expenses	(6,055)	(13,634)
Total adjustments	7,004	264,148

Net cash provided by (used in) operating activities	(56,272)	30,834

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (disposal) of fixed assets	11,695	(1,454)
Decrease in due to/from related parties	8,985	7,937

Net cash provided by investing activities	20,680	6,483

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of loan payable	(10,112)	(6,779)
Proceeds from line of credit, net of repayments	1,795	(23,561)
Proceeds from officers, net of repayments	26,880	(11,424)

Net cash provided by (used in) financing activities	18,563	(41,764)

Effect of foreign currency	6,497	7,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,532)	2,685

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	11,993	9,308

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,461	$11,993

CASH PAID DURING THE YEAR FOR:
Interest expense	$2,367	$3,265

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

GMS Capital Corp. (the “Company”), a Florida Corporation, was founded on March 9, 2000 originally doing business as Metratech Retail Systems Inc., a Canadian Corporation up until the reincorporation as GMS Capital Corp. in the State of Florida on September 18, 2007, in order to develop and market inventory management software for suppliers to major retailers, which enable suppliers to forecast consumer demand for their products and to optimize their production and inventory accordingly.

The Company's objective in the reincorporation in the state of Florida is to raise capital through the issuance of stock on the public markets in the US once achieving regulatory approval.  This capital raised will be utilized to further the promotion of The Company's flagship software product, ManageThePipe, a specialized inventory management software for small to medium sized businesses who sell their products via large chain retail sales outlets known as “big box chains”.

Prior to its reincorporation as GMS, the Company had grown primarily in the provinces of Quebec and British Columbia, Canada through the installation of its software via direct sales to customers.  While sales to date of the software have occurred via a direct sales channel, the Company will look to add further distribution channels to other sectors in the United States and Canada in the coming year.

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of $63,276 and $233,314 for the years ended December 31, 2008 and 2007, respectively, and has, an accumulated deficit of $454,865 and a working capital deficiency of $24,912 as of December 31, 2008.  This financial performance, along with the Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought; however the Company has recently begun a reincorporation process and has gone effective with a registration statement of Form S-1 to raise additional capital under GMS Capital Corp.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through its existing channel as well as the Company’s ability to continue to expand its distribution channels.

In the near term, the Company will look to sell part or all of its complete offering as outlined it its Prospectus. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). For the years ended December 31, 2008 and 2007, the Company had translations gains of $6,082 and $8,040, respectively.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement were to include an acceptance provision, the Company would not record deferred subscription value or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under the Company’s business model, software license agreements frequently include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Under the Company’s business model, a relatively small percentage of the Company’s revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with SOP 97-2 as described above, and is reported in the “Software fees and other” line of the Statements of Operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of the maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer which are recognized on a subscription basis, the contracts may be considered a single multi-element agreement, and as such all revenue is deferred and recognized as “Subscription revenue” in the Statements of Operations.

Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Certain of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item in the Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term of the arrangement. The Company reports such combined fees on the “Subscription revenue” line item in the Statements of Operations.

The Company also records stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized on the “Maintenance” line item in the Statements of Operations over the term of the renewal agreement.

The “Deferred maintenance revenue” line item on the Company’s Balance Sheets principally represents payments received in advance of maintenance services to be rendered.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue from professional service arrangements is generally recognized as the services are performed. Revenue from committed professional services arrangements that are sold as part of a software transaction is deferred and recognized on a ratable basis over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and value-added resellers (VARs) commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs under licenses that include the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at December 31, 2008 and 2007.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2008 and 2007 are included in general and administrative expenses in the statements of operations.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles – 3 years, computer equipment – 3 years, furniture and fixtures – 5 years and leasehold improvements- 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2008	2007
Net Loss	$(63,276)	$(233,314)

Weighted-average common shares
Outstanding (Basic)	5,115,400	3,212,350

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,115,400	3,212,350

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The Company has adopted the provisions of SFAS 123R for its year ended December 31, 2006. The adoption of this principle had no effect on the Company’s operations.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141.

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2008 and 2007 were as follows:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2008	2007
Equipment	5	$1,624	$5,468
Vehicles	5	0	29,422
Leasehold improvements	5	13,994	28,638
	TOTAL:	15,618	63,528

Less: accumulated depreciation		5,247	38,426
Property and equipment, net		$10,371	$25,102

There was $10,757 and $12,656 charged to operations for depreciation expense for the years ended December 31, 2008 and 2007, respectively.

The Company disposed of its vehicle asset on June 10, 2008.  The net book value of the asset at that time, including depreciation to June 10, 2008 was $3,543.  The vehicle was sold for $11,412.  As a result, he Company realized a gain on disposition of assets of $7,809.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of December 31, 2008, the interest rate was 8.75% with an outstanding balance of $1,862. The Company recorded interest expense of $2,367 and $3,265 for the year ended December 31, 2008 and 2007, respectively.

.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5-	LONG-TERM LOAN

The Company signed a five year loan agreement with BMW Financial Services in November, 2004 for a total of $25,949 at an interest rate at the time of 6.97% in order to purchase a vehicle.  The Company was making 60 equal payments from December, 2004 until December 2009. The Company paid the entire balance due of this loan on June 10, 2008 with the proceeds of the sale of its vehicle.  As of December 31, 2008 and 2007, the outstanding balance was $0 and $12,426, respectively. The Company recorded interest expense of $616 and $1,251 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6-	RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2008 is $18,388.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2008 is $3,140. In addition, the Company is owed $1,900 from a company that an officer is also an officer of the related company.

The Company has entered into related party loans with a shareholder of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2008 is $8,582.

NOTE 7-	STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.01

As of December 31, 2008, the Company has 5,115,400 shares of common stock issued and outstanding.

The Company did not issue any stock in 2008.

The Company issued 2,537,400 shares for services during 2007 valued at $253,740.

The Company issued 2,578,000 shares in 2007 as replacement shares for the original shares issued in Metratech Retail Systems, Inc. These shares were valued at $212,800.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2008, deferred tax assets consist of the following:

Net operating losses	$154,654

Valuation allowance	(154,654)

$-

At December 31, 2008, the Company had a net operating loss carryforward in the amount of $454,865, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10-	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents	1,461	-	-	1,461

Total assets	1,461	-	-	1,461

Line of credit	1,240	-	-	1,240

Total liabilities	1,240	-	-	1,240

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2008. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of March 18, 2009 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	37	March, 2000	Chairman, President, CEO, CFO

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Business Experience of Officers and the Director and Significant Employees

GEORGE METRAKOS, Chairman of the Board, CEO, CFO and President

Mr. Metrakos holds a Bachelor's of Engineering from Concordia University (Montreal, Canada) and a Master's of Business Administration (MBA) from the John Molson School of Business at Concordia University. Mr. Metrakos has specialized in numerous successful launches of new technologies for emerging marketplaces. He has worked with such organizations as Philips B.V. (The Netherlands), Dow Chemical company (USA), Hydro Quebec (Provincial Utility) and other entrepreneurial high-tech companies. During his founding role in GMS Capital Corp., Mr. Metrakos was recognized as entrepreneur of the year in an angel financing competition within the Montreal business community awarded by the Montreal Chamber of Commerce youth wing. He also currently holds the position of President, CEO, CFO and Chairman of a public telecommunications company.

	Employer's Name	Beginning and Ending Dates of Employment	Positions Held	Brief Description of Employer's Business
George Metrakos	GMS Capital Corp.	March 2000 to present	President, CEO, CFO and Director	Inventory Management Software

	Teliphone Corp.	Sep 1, 2004 to present	President, CEO, CFO and Director	Telecommunications Company (Public)

	United American Corp.	Nov 8, 2005 to Feb 22, 2008	President, CEO, CFO and Director	Holding Company (Public)

Compensation of Directors

Mr. Metrakos, Chairman of the Board and sole Director, is also the Company’s President, CEO and CFO.  Mr. Metrakos does not receive compensation as a Director.  Mr. Metrakos does receive compensation as on officer as disclosed in the “Executive Compensation” section.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

As of March 18, 2009, the Company’s sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Board Committees

Our Board of Directors has no committees.

Because our Board of Directors consists of only one member, we do not have a standing nominating, compensation or audit committee.  Rather, our full Board of Directors performs the functions of these committees.  Also, we do not have an audit committee financial expert on our board of directors as that term is defined by Item 407(d)(5) of  Regulation  S-K promulgated by the SEC. George Metrakos, our current director, is also an executive officer of the Company and is therefore not independent.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2008	$13,575	-	-	-	-	-	$4,375	$17,950
CEO, CFO, President &	2007	$17,140	-	-	-	-	-	$8,750	$25,890
Chairman	2006	$3,000	-	-	-	-	-	$7,250	$10,250

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2008.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2008, we did not compensate any of our directors for their services as board members.

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President:  George Metrakos is compensated approximately $20,000 per year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as March 18, 2009 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 1224 Washington Ave., Miami Beach, Florida, 33139.

Name	Title of Class	Shares Beneficially Owned (1)	Percent Class (1)
George Metrakos (2)	Common	2,562,440	50.1%

Officers and Directors
As a Group (1 Person)	Common	2,562,440	50.1%

Marcel Côté	Common	1,012,480	19.8%

Spiro Krallis	Common	994,980	19.5%

Officers, Directors and
Certain Beneficial Owners
As a group (3 persons)	Common	4,569,900	89.4%

(1) Applicable percentage of ownership is based on 5,115,400 shares of fully diluted common stock effective March 18, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of March 18, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) George Metrakos controls 2,562,440 shares of his stock through Metratech Business Solutions Inc of which he is the beneficial owner.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

Director Independence

The Company is in the process of requesting to be listed on the OTCBB (Over-the-Counter-Bulletin-Board) exchange.  Since the OTCBB does not have its own rules for director independence, the Company has adopted the director independence definitions as proposed by the NASDAQ stock market.

Mr. Metrakos is not an independent director of the Company since he is also an acting officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended 2008:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2008 was $18,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2008 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2008 was $0.00.

Year ended 2007:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending Decmeber 31, 2008 was $18,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2007 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2007 was $0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2008 and December 31, 2007 by KBL, LL Pis compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by KBL, LLP on our December 31, 2008 and 2007 respectively audits were attributed to work performed by their full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
4.1	Specimen Common Stock Certificate
5.1	Opinion of Joseph Emas, Attorney at Law
10.1.	Term Sheet of the Partnership Agreement, Metratech Retail Systems Inc., July 10, 2000
10.2.	Non-Disclosure Agreement signed with MGA Concept, April 1, 2000
10.3.	Employment and technology transfer agreement with Junior Active Designs, Inc., October 16, 2000
10.4.	Form of Services Agreement
10.5.	GMS Capital Corp., Emas Escrow Agreement
10.6.	GMS Capital Corp, Metratech Retail Systems, Inc. Merger Agreement
14.1	Code of Ethics
23.1	Consent of Joseph Emas, Attorney at Law (see 5.1 opinion)
23.2 *	Consent of Independent Registered Public Accounting Firm (KBL, LLP)
99.1	Form of Subscription Agreement
* filed herein. All other items filed previously on June 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS CAPITAL CORP.

Date: March 18, 2009	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: March 18, 2009	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: March 18, 2009	By:	/s/ George Metrakos
George Metrakos
Director