Form 10-Q
period 2009-03-31
GMS Capital Corp.
filed 2009-05-20
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-151684

GMS CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Florida	7372	26-1094541
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

1224 Washington Avenue, Miami Beach, Florida, 33139
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 514-287-0103

Copies of communications to:
JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2009, there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31,2008

ASSETS
	(IN US$)
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,805	$1,461
Accounts receivable, net	-	2,646
Other current assets	859	1,053

Total Current Assets	2,664	5,160

Fixed assets, net of depreciation	9,900	10,371

TOTAL ASSETS	$12,564	$15,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$27,181	$26,970
Line of credit	1,233	1,862
Due to related companies	3,119	1,240

Total Current Liabilities	31,533	30,072

Total Liabilities	31,533	30,072

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(462,520)	(454,865)
Accumulated other comprehensive income (loss)	(22,989)	(26,216)

Total Stockholders' Equity (Deficit)	(18,969)	(14,541)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,564	$15,531

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2009 AND 2008

	IN US$
	2009	2008
OPERATING REVENUES
Sales	$5,734	$15,020

COST OF SALES
Purchases	5,277	9,398
Total Cost of Sales	5,277	9,398

GROSS PROFIT (LOSS)	457	5,622

OPERATING EXPENSES
Selling, general and administrative	6,288	6,274
Depreciation	1,789	3,067
Total Operating Expenses	8,077	9,341

LOSS BEFORE OTHER INCOME (EXPENSE)	(7,620)	(3,719)

OTHER INCOME (EXPENSE)
Interest expense	(35)	(308)
Total Other Income (Expense)	(35)	(308)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(7,655)	(4,027)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(7,655)	$(4,027)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(7,655)	$(4,027)
Other comprehensive income (loss)
Currency translation adjustments	3,227	(1,172)
Comprehensive income (loss)	$(4,428)	$(5,199)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2009 AND 2008

	IN US$
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,655)	$(4,027)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,789	3,067

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,569	2,998
(Increase) decrease in other current assets	164	-
Increase (decrease) in deferred revenue	-	(4)
(Decrease) in accounts payable and
and accrued expenses	-	(6,328)
Total adjustments	4,522	(267)

Net cash (used in) operating activities	(3,133)	(4,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (disposal) of fixed assets	(1,318)	-
Decrease in due to/from related parties	1,894	(1,535)

Net cash provided by (used in) investing activities	576	(1,535)

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of loan payable		(1,644)
Proceeds from line of credit, net of repayments	(575)	(80)
Proceeds from officers, net of repayments	997	2,280

Net cash provided by financing activities	422	556

Effect of foreign currency	2,479	(235)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344	(5,508)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,461	11,993

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,805	$6,485

CASH PAID DURING THE PERIOD FOR:
Interest expense	$35	$308

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2008 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

GMS Capital Corp. (the “Company” or “GMS”), a Florida Corporation, was founded on March 9, 2000 originally doing business as Metratech Retail Systems Inc., a Canadian Corporation up until the reincorporation as GMS Capital Corp. in the State of Florida on September 18, 2007, in order to develop and market inventory management software for suppliers to major retailers, which enable suppliers to forecast consumer demand for their products and to optimize their production and inventory accordingly.

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (UNAUDITED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($7,655) and ($4,027) for the three months ended March 31, 2009 and 2008 and has an accumulated deficit of ($462,520) as of March 31, 2009.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2009 and 2008, the Company had translations gains (losses) of $3,227 and ($1,172), respectively.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at March 31, 2009 and December 31, 2008.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended March 31, 2009 and 2008 are included in general and administrative expenses in the statements of operations.

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

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2009	2008

Net (Loss)	$(7,655)	$(4,027)

Weighted-average common shares
Outstanding (Basic)	5,115,400	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,115,400	5,115,400

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The Company has adopted the provisions of SFAS 123R for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 3-                FIXED ASSETS

Fixed assets as of March 31, 2009 and December 31, 2008 were as follows:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2009	2008
Computer equipment	3	$1,318	$0
Office equipment	5	1,624	1,624
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,936	15,618

Less: accumulated depreciation		7,036	5,246
Property and equipment, net		$9,900	$10,371

There was $1,789 and $3,067 charged to operations for depreciation expense for the three months ended March 31, 2009 and 2008, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of March 31, 2009, the interest rate was 8.75% with an outstanding balance of $1,233. The Company recorded interest expense of $35 and $308 for the three months ended March 31, 2009 and 2008, respectively.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 5-                RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2009 is $18,849.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2009 is $3,119.

The Company has entered into related party loans with a shareholder of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2009 is $8,332.

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2009 and December 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.01

As of March 31, 2009 and December 31, 2008, the Company has 5,115,400 shares of common stock issued and outstanding.

The Company has not issued any shares in 2009 or 2008.

The Company issued 2,537,400 shares for services during 2007 valued at $253,740.

The Company issued 2,578,000 shares in 2007 as replacement shares for the original shares issued in Metratech Retail Systems, Inc. These shares were valued at $212,800.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 7-                PROVISION FOR INCOME TAXES

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

At March 31, 2009, deferred tax assets consist of the following:

Net operating losses	$157,257

Valuation allowance	(157,257)

$-

At March 31, 2009, the Company had a net operating loss carryforward in the amount of $462,520, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 8-                FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents	1,805	-	-	1,805

Total assets	1,805	-	-	1,805

Line of credit	1,233	-	-	1,233

Total liabilities	1,233	-	-	1,233

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. This quarterly report contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward–looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including our ability to (1) obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (2) build the management and human resources infrastructure necessary to support the growth of our business; (3) competitive factors and developments beyond our control; and (4) those other risk factors, uncertainties and assumptions that are set forth in the discussion under the headings captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis”. Our actual results may differ materially from results anticipated in these forward–looking statements. We base the forward–looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10–Q.

GENERAL OVERVIEW

BACKGROUND

Company Overview

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

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets;

•	Automobiles- 3 years
•	Computer equipment - 3 years
•	Furniture and fixtures - 5 years.

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

Results of Operations –Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Company recorded sales of $5,734 of which $4,208 was subscription revenue and $1,526 was professional services for the three month period ending March 31, 2009 as compared to $15,020 of which $3,240 was subscription revenue and $11,780 was professional services for the three month period ending March 31, 2008.

The Company's total expenses before interest and income taxes were $13,354 for the three month period ending March 31, 2009 compared to $18,739 for the same period in 2008, primarily as a consequence of a decrease in professional services related to the costs associated with delivering less services to its customers due to the decrease in revenue, as well as reduced costs in selling, general and administrative expenses for the period. In particular, there was an increase in selling, general and administrative expenses from $5,937 to $3,971 and a reduction in professional services from $9,398 to $5,277 as the company reduced its expenditures in professional services associated with the delivery of less services to its customers. There was a decrease in depreciation from $3,067 to $1,789 related to previous acquisitions of equipment that are nearing their useful life.

As a result, the Company had a net income (loss) of ($7,655) for the three month period ending March 31, 2009 compared to a net income (loss) of ($4,027) for the same period in 2008. The principal reasons for company’s net loss for the three month period ending March 31, 2009 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the period ending March 31, 2009:

On The Company's balance sheet as of March 31, 2009, the Company had assets consisting of cash in the amount of $1,805, no accounts receivable and other current assets of $859.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of March 31, 2009 reflects a deficit accumulated of ($426,500) and a stockholders equity of ($18,969).

The Company used $3,133 of cash in operating activities in 2009 compared to a use of $4,294 for the same period in 2008. This change was attributable in large part to the reduction of net income due to a decrease in sales.

The Company was provided $576 in cash from investing activities in 2009 compared to a use of $1,535 for the same period in 2008. This change was primarily attributable to a decrease in amounts owing from related parties as sums outstanding from a related company was paid back to the Company during the period.

The Company had net cash provided by financing activities of $422 in 2009 compared to being provided $556 during 2008. This change was primarily attributable to an increase of proceeds provided from officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROL AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the date of this filing were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended March 31, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2008.

 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1A - RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on March 18, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: May 20, 2009

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer