Form 10-Q
period 2009-06-30
GMS Capital Corp.
filed 2009-08-18
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 18, 2009, there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS
	(IN US$)
	June 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,503	$1,461
Accounts receivable, net	4,242	2,646
Other current assets		1,053
Due from related companies		-

Total Current Assets	5,745	5,160

Fixed assets, net of depreciation	7,839	10,371

TOTAL ASSETS	$13,584	$15,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$35,313	$26,970
Line of credit	7,573	1,862
Due to related companies	-	1,240
Accounts payable and accrued expenses	7	-

Total Current Liabilities	42,893	30,072

Total Liabilities	42,893	30,072

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(471,968)	(454,865)
Accumulated other comprehensive income (loss)	(23,880)	(26,216)

Total Stockholders' Equity (Deficit)	(29,308)	(14,541)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,584	$15,531

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDING JUNE 30, 2009 AND 2008 (UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	2009	2008	2009	2008
OPERATING REVENUES
Sales	$8,946	$16,207	$3,213	$1,187

COST OF SALES
Purchases	9,777	24,898	4,500	15,500
Total Cost of Sales	9,777	24,898	4,500	15,500

GROSS PROFIT (LOSS)	(831)	(8,691)	(1,287)	(14,313)

OPERATING EXPENSES
Selling, general and administrative	12,286	12,613	6,000	6,339
Depreciation	3,850	5,510	2,061	2,443
Total Operating Expenses	16,136	18,123	8,061	8,782

LOSS BEFORE OTHER INCOME (EXPENSE)	(16,967)	(26,814)	(9,348)	(23,095)

OTHER INCOME (EXPENSE)
Interest expense	(136)	(2,340)	(101)	(2,032)
Gain on asset disposal	-	7,809	-	7,809
Total Other Income (Expense)	(136)	5,469	(101)	5,777

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(17,103)	(21,345)	(9,449)	(17,318)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(17,103)	$(21,345)	$(9,449)	$(17,318)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	5,115,400	5,115,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(17,103)	$(21,345)	$(9,449)	$(17,318)
Other comprehensive income (loss)
Currency translation adjustments	2,336	(839)	(891)	333
Comprehensive income (loss)	$(14,767)	$(22,184)	$(10,340)	$(16,985)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 2009 AND 2008 (UNAUDITED)

	IN US$
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,103)	$(21,345)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	3,850	5,510
Gain on sale of disposition of assets	-	(7,809)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,457)	15,711
Increase (decrease) in deferred revenue	-	(4)
Increase (decrease) in accounts payable and
and accrued expenses	1,116	(6,617)
Total adjustments	3,509	6,791

Net cash (used in) operating activities	(13,594)	(14,554)

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisitions) disposal of fixed assets	(1,318)	11,208
Decrease in due to/from related parties	2,356	5,965

Net cash provided by investing activities	1,038	17,173

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of loan payable	-	(12,144)
Proceeds from line of credit, net of repayments	5,612	(80)
Proceeds from officers, net of repayments	3,290	4,060

Net cash provided by (used in) financing activities	8,902	(8,164)

Effect of foreign currency	3,696	(53)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42	(5,598)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,461	11,993

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,503	$6,395

CASH PAID DURING THE PERIOD FOR:
Interest expense	$136	$2,340

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (UNAUDITED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($17,103) and ($21,345) for the six months ended June 30, 2009 and 2008 and has an accumulated deficit of ($471,968) as of June 30, 2009.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2009 and 2008, the Company had translations gains (losses) of $2,336 and ($839), respectively.

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2009 and December 31, 2008.

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended June 30, 2009 and 2008 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2009	2008
Net (Loss)	$(17,103)	$(21,345)

Weighted-average common shares
Outstanding (Basic)	5,115,400	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,115,400	5,115,400

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2009 and December 31, 2008 were as follows:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2009	2008
Computer equipment	3	$1,318	$0
Office equipment	5	1,624	1,624
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,936	15,618

Less: accumulated depreciation		9,097	5,246
Property and equipment, net		$7,839	$10,371

There was $3,850 and $5,510 charged to operations for depreciation expense for the six months ended June 30, 2009 and 2008, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of June 30, 2009, the interest rate was 8.75% with an outstanding balance of $7,573. The Company recorded interest expense of $136 and $2,.340 for the six months ended June 30, 2009 and 2008, respectively.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-	RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of June 30, 2009 is $22,652.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of June 30, 2009 is $2,875.

The Company has entered into related party loans with a shareholder of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of June 30, 2009 is $9,036.

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2009 and December 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.01

As of June 30, 2009 and December 31, 2008, the Company has 5,115,400 shares of common stock issued and outstanding.

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
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

At June 30, 2009, deferred tax assets consist of the following:

Net operating losses	$160,469

Valuation allowance	(160,469)

$-

At June 30, 2009, the Company had a net operating loss carryforward in the amount of $471,968, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents	1,503	-	-	1,503

Total assets	1,503	-	-	1,503

Line of credit	7,573	-	-	7,573

Total liabilities	7,573	-	-	7,573

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

The Company offers the following products and services to customers utilizing its ManageThePipe inventory management software:
  Installation and configuration of the software within the customer's computer network
  Professional and consulting services to assist the customer to optimize their inventory to meet sales demands
  Maintenance services in order to assist the customer in ensuring daily importation of data from various sources into the ManageThePipe software
  Software subscription fees for the use of the software on the premises of the customer.
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
  Automobiles- 3 years
  Computer equipment - 3 years
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

Results of Operations –Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The Company recorded sales of $3,213 of which all of it was maintenance revenues for the three month period ending June 30, 2009 as compared to $1,187 of which all was professional services for the three month period ending June 30, 2008.

The Company’s total cost of sales were $4,500 for the three month period ending June 30, 2009 compared to $15,500 for the same period in 2008. The reduction of costs of sales is associated with the decrease in revenue, particularly those of professional services and maintenance revenues.

The Company’s total operating expenses before interest and income taxes were $8,061 for the three month period ending June 30, 2009 compared to $8,782 for the same period in 2008, which demonstrated little change over the two periods. In particular, there was a slight decrease in selling, general and administrative expenses from $6,399 to $6,000 particularly due to the company spending less money attempting to acquire new clients while it focuses on the growth from existing clients. Depreciation expense decreased from $2,443 to $2,061 as the company did not acquire any new equipment and hence older equipment is nearing the end of its amortization period.

As a result, the Company had a net income (loss) of ($9,449) for the three month period ending June 30, 2009 compared to a net income (loss) of ($17,318) for the same period in 2008. Theprincipal reasons for company’s net loss for the three month period ending June 30, 2009 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Results of Operations –Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The Company recorded sales of $8,946 of which $4,208 was subscription revenue, $1,526 was professional services and $3,212 was maintenance revenue for the six month period ending June 30, 2009 as compared to $16,207 of which $6,480 was subscription revenue and $9,727 was maintenance revenue for the six month period ending June 30, 2008

The Company’s total cost of sales were $9,777 for the six month period ending June 30, 2009 compared to $24,898 for the same period in 2008. The reduction of costs of sales is associated with the decrease in revenue, particularly those of professional services and maintenance revenues.

The Company’s total operating expenses before interest and income taxes were $16,136 for the six month period ending June 30, 2009 compared to $18,123 for the same period in 2008, primarily as a consequence of a decrease in depreciation expense from $5,510 to $3,850 as the company reduced its equipment acquisitions during the period. Selling, general and administrative expenses were relatively stable from $12,613 in 2008 to $12,286 for the same period in 2009.

As a result, the Company had a net income (loss) of ($17,103) for the six month period ending June 30, 2009 compared to a net income (loss) of ($21,345) for the same period in 2008. The principal reasons for company’s net loss for the six month period ending June 30, 2009 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the period ending June 30, 2009:

On The Company's balance sheet as of June 30, 2009, the Company had assets consisting of cash in the amount of $1,503 and accounts receivable of $4,242.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  The balance sheet shows total liabilities of $42,893 of which $35,313 consisted of advances from shareholders, $7,573 consisted of cash expended on the Company`s operating line of credit and $7 in accounts payable.  Consequently, the Company's balance sheet as of June 30, 2009 reflects an accumulated deficit of ($471,968) and a stockholders` equity of ($29,308).

The Company used $13,594 of cash in operating activities in 2009 compared to a use of $14,554 for the same period in 2008. This change was attributable in large part to the reduction of net income due to a decrease in sales, that in 2008, the Company recorded a gain on disposition of assets of $7,809, that there was a decrease in accounts payable from $6,617 to an increase of $1,116, that accounts receivable in 2008 showed a decrease of $15,711 compared to an increase of 1,457 in 2009 and there was a decrease in depreciation from $5,510 to $3,850.

The Company had net cash provided in investing activities of $1,038 in 2009 compared to being provided $17,173 during 2008. This change was primarily attributable to a decrease in the amounts received due to the disposal of fixed assets in 2008.

The Company was provided $8,902 in cash from financing activities in 2009 compared to a use of $8,164 for the same period in 2008. This change was primarily attributable to an increase in borrowing off of the Company`s credit line in order to sustain its operations due to its need for cash to sustain operations during the period.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended June 30, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2008.

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

Dated: August 18, 2009

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer