Form 10-Q
period 2009-09-30
GMS Capital Corp.
filed 2009-11-23
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-151684

GMS CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Florida	7372	26-1094541
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

3456 Melrose Ave., Montreal, Quebec H4A2S1, Canada
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 514-287-0103

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 23, 2009, there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

Statements of Operations and Comprehensive Income (Loss)
For the Nine and Three Months Ended September 30, 2009 and 2008 (unaudited)	2

Statements of Cash Flows For the Nine Months Ended
September 30, 2009 and 2008 (unaudited)	3

Notes to Financial Statements (unaudited)	4

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS
	(IN US $)
	September 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$586	$1,461
Accounts receivable, net	4,792	2,646
Other current assets	-	1,053

Total Current Assets	5,378	5,160

Fixed assets, net of depreciation	5,778	10,371

TOTAL ASSETS	$11,156	$15,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$35,421	$26,970
Line of credit	6,166	1,862
Due to related companies	3,905	1,240
Accounts payable and accrued expenses	1,579	-

Total Current Liabilities	47,071	30,072

Total Liabilities	47,071	30,072

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(475,986)	(454,865)
Accumulated other comprehensive income (loss)	(26,468)	(26,216)

Total Stockholders' Equity (Deficit)	(35,914)	(14,541)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,156	$15,531

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDING SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	IN US $
	NINE MONTHS ENDED		THREE MONTHS ENDED
	2009	2008	2009	2008

OPERATING REVENUES
Sales	$25,303	$35,728	$16,357	$19,521

COST OF SALES
Purchases	23,003	41,691	13,226	16,893
Total Cost of Sales	23,003	41,691	13,226	16,893

GROSS PROFIT (LOSS)	2,300	(5,963)	3,131	2,628

OPERATING EXPENSES
Selling, general and administrative	17,256	23,284	4,970	10,571
Depreciation	5,911	7,390	2,061	1,880
Total Operating Expenses	23,167	30,674	7,031	12,451

LOSS BEFORE OTHER INCOME (EXPENSE)	(20,867)	(36,637)	(3,900)	(9,823)

OTHER INCOME (EXPENSE)
Interest expense	(254)	(2,356)	(118)	(16)
Gain on asset disposal	-	7,809	-	-
Total Other Income (Expense)	(254)	5,453	(118)	(16)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(21,121)	(31,184)	(4,018)	(9,839)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(21,121)	$(31,184)	$(4,018)	$(9,839)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	5,115,400	5,115,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(21,121)	$(31,184)	$(4,018)	$(9,839)
Other comprehensive income (loss)
Currency translation adjustments	(252)	815	(2,588)	1,654
Comprehensive income (loss)	$(21,373)	$(30,369)	$(6,606)	$(8,185)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	IN US $
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,121)	$(31,184)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	5,911	7,390
Gain on sale of disposition of assets	-	(7,809)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,735)	10,346
Increase (decrease) in deferred revenue	-	(1,084)
Increase (decrease) in accounts payable and
and accrued expenses	2,796	(4,419)
Total adjustments	6,972	4,424

Net cash (used in) operating activities	(14,149)	(26,760)

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisitions) disposal of fixed assets	(1,318)	11,695
Decrease in due to/from related parties	2,581	(3,126)

Net cash provided by investing activities	1,263	8,569

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of loan payable	-	(11,683)
Proceeds from line of credit, net of repayments	4,015	(77)
Proceeds from officers, net of repayments	4,260	23,732

Net cash provided by (used in) financing activities	8,275	11,972

Effect of foreign currency	3,736	1,458

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(875)	(4,761)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,461	11,993

CASH AND CASH EQUIVALENTS - END OF PERIOD	$586	$7,232

CASH PAID DURING THE PERIOD FOR:
Interest expense		$2,356

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (UNAUDITED)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($21,121) and ($31,184) for the nine months ended September 30, 2009 and 2008 and has an accumulated deficit of ($475,986) as of September 30, 2009.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

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
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2009 and 2008, the Company had translations gains (losses) of ($252) and $815, respectively.

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Revenue Recognition

The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

The Company recognizes revenue pursuant to the requirements of ASC 450-10 and ASC 985-605, “Software Revenue Recognition.” In accordance with the ASC’s, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Under the Company’s business model, a relatively small percentage of the Company’s revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with the ASC’s as described above, and is reported in the “Software fees and other” line of the statements of operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of the maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer which are recognized on a subscription basis, the contracts may be considered a single multi-element agreement, and as such all revenue is deferred and recognized as “Subscription revenue” in the statements of operations.

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
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Revenue from sales to distributors, resellers, and value-added resellers (VARs) commences when all four of the ASC revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs under licenses that include the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2009 and December 31, 2008.

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
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended September 30, 2009 and 2008 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2009	2008

Net (Loss)	$(21,121)	$(31,184)

Weighted-average common shares
Outstanding (Basic)	5,115,400	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,115,400	5,115,400

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through October 26, 2009, the date the financial statements were issued.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 3-                FIXED ASSETS

Fixed assets as of September 30, 2009 and December 31, 2008 were as follows:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2009	2008

Computer equipment	3	$1,318	$0
Office equipment	5	1,624	1,624
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,936	15,618

Less: accumulated depreciation		11,158	5,246
Property and equipment, net		$5,778	$10,371

There was $5,911 and $7,390 charged to operations for depreciation expense for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of September 30, 2009, the interest rate was 8.75% with an outstanding balance of $6,166. The Company recorded interest expense of $254 and $2,356 for the nine months ended September 30, 2009 and 2008, respectively.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-                RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of September 30, 2009 is $25,506.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of September 30, 2009 is $3,155.

The Company has entered into related party loans with a shareholder of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of September 30, 2009 is $9,915.

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2009 and December 31, 2008, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01

As of September 30, 2009 and December 31, 2008, the Company has 5,115,400 shares of common stock issued and outstanding.

The Company has not issued any shares in 2009 or 2008.

The Company issued 2,537,400 shares for services during 2007 valued at $253,740.

The Company issued 2,578,000 shares in 2007 as replacement shares for the original shares issued in Metratech Retail Systems, Inc. These shares were valued at $212,800.

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$161,835

Valuation allowance	(161,835)

$-

At September 30, 2009, the Company had a net operating loss carryforward in the amount of $475,986, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.
(FORMERLY DOING BUSINESS AS METRATECH RETAIL SYSTEMS INC.)
FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 8-                FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	586	-	-	586

Total assets	586	-	-	586

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

Direct Sales.

We solicit customers directly in order to purchase our products and services.  Upon acceptance of our offer, our customers sign a Service Agreement.

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

Larger, established software companies for larger multinational companies:

The following corporations involved in inventory management and are not a direct competitors to The Company's software product, ManageThePipe: Demantra, Viewlocity, Riverone, Verticalnet, Steelwedge and Evant.  These companies, present in a wide range of industry sectors, produce completely integrated software involved from sourcing of raw materials, delivery, manufacturing, packaging and all other elements of production (known as "end-to-end" software) of goods sold to consumers.  These complete end-to-end softwares sell at a very high cost (+1M$), which require a high level of integration.  ManageThePipe is focused solely on smaller to medium sized companies who are Suppliers of Major Retailers.

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

Research and Development

The Company's Research and Development expenditures are directly related to its Professional Service expenditures as required for client maintenance and client-specific developments.  So far in the first nine months of 2009, the Company has spent $0 specifically on Research and Development outside of client-specific requirements, and likewise $0 for the same period in 2008.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

CORPORATE OFFICES

The Company's executive offices are currently located at 3456 Melrose Ave. Montreal, Quebec H4A 2S1 Canada.

EMPLOYEES

The Company has no full time employees and has three part time employees.

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through October 26, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

The Company recognizes revenue pursuant to the requirements of ASC 450-10 and ASC 985-605, “Software Revenue Recognition.” In accordance with the ASC’s, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

Under the Company’s business model, a relatively small percentage of the Company’s revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with the ASC’s as described above, and is reported in the “Software fees and other” line of the statements of operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of the maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer which are recognized on a subscription basis, the contracts may be considered a single multi-element agreement, and as such all revenue is deferred and recognized as “Subscription revenue” in the statements of operations.

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

Revenue from sales to distributors, resellers, and value-added resellers (VARs) commences when all four of the ASC revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs under licenses that include the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

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

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Results of Operations –Nine and Three Months Ended September 30, 2009 Compared to Nine and Three Months Ended September 30, 2008

The Company recorded sales of $25,303 of which $7,853 was subscription revenue, $8,451 was professional services and $8,999 was maintenance revenue for the nine month period ending September 30, 2009 as compared to $35,728 of which $9,590 was subscription revenue, $20,064 was professional services and $6,074 was maintenance revenue for the nine month period ending September 30, 2008.

The Company recorded sales of $16,357 of which $3,645 was subscription revenue, $6,925 was professional services and $5,787 was maintenance revenue for the three month period ending September 30, 2009 as compared to $19,521 of which $3,110 was subscription revenue, $10,337 was professional services and $6,074 was maintenance revenue for the three month period ending September 30, 2008.

The Company’s total cost of sales were $23,003 for the nine month period ending September 30, 2009 compared to $41,691 for the same period in 2008.  The reduced of costs of sales is associated with a reduction in the costs of Professional services associated with the reduced revenues.

The Company’s total cost of sales were $13,226 for the three month period ending September 30, 2009 compared to $16,893 for the same period in 2008.  The reduced of costs of sales is associated with the reduction in revenue.

The Company's total operating expenses before interest and income taxes were $23,167 for the nine month period ending September 30, 2009 compared to $30,674 for the same period in 2008, primarily as a consequence of a decrease in selling, general and administrative expenses from $23,284 to $17,256 as the company reduced its expenses as it focused on delivering services to its existing client base instead of marketing towards new sales channels.  Depreciation expenses decreased from $7,390 in 2008 to $5,911 for the same period in 2009 since older equipment continues to depreciate to the end of its amortization period.

The Company's total operating expenses before interest and income taxes were $7,031 for the three month period ending September 30, 2009 compared to $12,451 for the same period in 2008.  In particular, there was a decrease in selling, general and administrative expenses from $10,571 to $4,970 particularly due to the company spending less money attempting to acquire new clients while it focuses on the growth from existing clients.  Depreciation expense increased from $1,880 to $2,061 as the company acquired some new equipment.

As a result, the Company had a net income (loss) of ($21,121) for the nine month period ending September 30, 2009 compared to a net income (loss) of ($31,184) for the same period in 2008. The principal reasons for company’s net loss for the nine month period ending September 30, 2009 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period, however, the loss was not as substantial as the company was able to reduce its expenditures so as to reduce the amount of overall income compared to the prior period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the period ending September 30, 2009:

On the Company's balance sheet as of September 30, 2009, the Company had assets consisting of cash in the amount of $586 and accounts receivable of $4,792.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  The balance sheet shows total liabilities of $47,071 of which $35,421 consisted of advances from shareholders, $6,166 consisted of cash expended on the Company`s operating line of credit, $3,905 of cash due to a related company and $1,579 in accounts payable.  Consequently, the Company's balance sheet as of September 30, 2009 reflects an accumulated deficit of ($475,986) and a stockholders` equity of ($35,914).

The Company used $14,149 of cash in operating activities in 2009 compared to a use of $26,760 for the same period in 2008. This change was attributable in large part to the reduction of net income due to a decrease in sales, that in 2008, the Company recorded a gain on disposition of assets of $7,809, that there was a decrease in accounts payable from $4,419 to an increase of $2,796, that accounts receivable in 2008 showed a decrease of $10,346 compared to an increase of $1,735 in 2009 and that there was a decrease in depreciation from $7,390 to $5,911.

The Company had net cash provided in investing activities of $1,263 in 2009 compared to being provided $8,569 during 2008. This change was primarily attributable to a decrease in the amounts received in 2009 due to the disposal of fixed assets in 2008.

The Company was provided $8,275 in cash from financing activities in 2009 compared to a use of $11,972 for the same period in 2008. This change was primarily attributable to the Company increasing its borrowing off of its credit line in 2009 order to sustain its operations due to its need for cash to sustain operations during the period as compared to a slight repayment of its credit line in 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROL AND PROCEDURES.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for “non-accelerated filers,” as defined by the SEC. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2010. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended September 30, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2008.

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

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company.  Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

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

Dated: November 23, 2009

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer