Form 10-K/A
period 2008-12-31
GMS Capital Corp.
filed 2009-11-30
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
Commission File Number: 333-151684

GMS CAPITAL CORP
(Name of registrant as specified in its charter)

FLORIDA	26-1094541
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3456 Melrose Ave.
Montreal, Quebec H4A2S1 Canada
 (Address of principal executive offices)

(514) 287-0103
(Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $_____________

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of December 1, 2009, was 5,115,400.

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

Research and Development

The Company's Research and Development expenditures are directly related to its Professional Service expenditures as required for client maintenance and client-specific developments.  During 2008, the Company has spent $0 specifically on Research and Development outside of client-specific requirements, and likewise 0$ for the same period in 2007.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

CORPORATE OFFICES

The Company's executive offices are currently located at 3456 Melrose Ave., Montreal Quebec H4A2S1 Canada.

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

Currently, our prices are lower than those of many of our competitors for comparable software products and services. However, market prices for business analysis software have decreased over the last few years, and we anticipate that prices will continue to decrease. This information is based on the experience of the Company's management working in the business analytics software industry.  Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in customer growth and may delay or prevent our future profitability. Since we have priced our products as an upfront commitment to the customer of approximately $40,000, a decrease in more than 60% of this price will render each of our installations to be at a loss, considering the professional services costs required to spend for the installation and on-going delivery of service to the customer.  The value of your investment in the common shares would therefore be affected due to the lack of profitability in this scenario, and you could even lose your entire investment.

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

Our software to date is not sufficiently developed or advanced in order to offer a simple and efficient means of installing it within the customer's premises.

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

  maintain our proprietary technology;
  expand our product offerings and maintain the high quality of our products;
  manage our expanding operations, including the integration of any future acquisitions;
  obtain sufficient working capital to support our expansion and to fill customers' orders in time;
  maintain adequate control of our expenses;
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

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are be required to prepare assessments regarding internal controls over financial reporting, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The securities and exchange commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
•
Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Nasdaq National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect to spend between $50,000 to $100,000 in legal and accounting expenses annually to comply with Sarbanes-Oxley. These costs could affect profitability and our results of operations.

We do not have "key man" insurance on our Chairman and CEO, on whom we rely for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. George Metrakos, the Company's Chairman of the Board and CEO. The loss of the services of Mr. George Metrakos for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future.  Considering our current cash position, we do not have adequate cash resources to hire and retain key personel should our current offering fail to raise adequate funding.  Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products.  Should our inventory management software fail to correctly calculate estimated inventory levels recommended to meet a specific sales forecast for example, and our customer produces or purchases a large amount of inventory as a result, then we can face significant legal expenses in resolving the situation with the customer.  While our service agreement absolves responsibility of the company due to errors and omissions, we do not hold adequate insurance coverage for such liabilities and hence will not have adequate financial resources to defend ourselves under any lawsuits filed.

Risks Related to Our Common Stock.

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

Repurchases by the Company

During the last Fiscal Year we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result, the Company had a net income (loss) of ($63,276) for the year ended December 31, 2008 compared to a net income (loss) of ($233,314) for the year ended December 31, 2007. The principal reasons for company's net loss for the year ended December 31, 2008 as compared to the prior period is because the company issued $253,740 worth of stock to pay for professional services during 2007 which was not required in 2008.

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

Statement of Changes in Stockholders' Equity (Deficit)
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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2008. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of  December 1, 2009 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	38	March, 2000	Chairman, President, CEO, CFO

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

Mr. Metrakos’ full-time employment is with Teliphone Corp., where he spends an estimated 40-50 hours weekly operating.  Mr. Metrakos is part-time with GMS and oversees the activities of two part-time employees during the process of delivery of services to customers, as well as overseeing and working on the process of SEC-required public filings and financial statement production.  Mr. Metrakos also acts as President of Metratech Business Solutions Inc., a holding company that he owns.  There are no daily activities in this company other than quarterly and yearly review of its financial statements for taxation purposes.

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

As of December 1, 2009 , the Company's sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2008	$13,575	-	-	-	-	-	$4,375	$17,950
CEO, CFO, President &	2007	$17,140	-	156,244	-	-	-	$8,750	$182,134
Chairman	2006	$3,000	-	-	-	-	-	$7,250	$10,250

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

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President: George Metrakos is currently compensated $20,000 annually.  The actual amount paid is dependent on the available cash resources in the company, and hence the full salary is not paid unless the cash exists to pay it.  The Company does not have an employment agreement with Mr. Metrakos.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as  December 1, 2009 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

(1) Applicable percentage of ownership is based on 5,115,400 shares of fully diluted common stock effective December 1, 2009 . Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of  December 1, 2009  are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

GMS CAPITAL CORP.

Date: December 1, 2009	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: December 1, 2009	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: December 1, 2009	By:	/s/ George Metrakos
George Metrakos
Director