Form 10-Q/A
period 2009-06-30
GMS Capital Corp.
filed 2009-11-30
CIK 1434830

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

3456 Melrose Ave
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 1, 2009, there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Research and Development

The Company's Research and Development expenditures are directly related to its Professional Service expenditures as required for client maintenance and client-specific developments.  So far in the first six months of 2009, the Company has spent $0 specifically on Research and Development outside of client-specific requirements, and likewise 0$ for the same period in 2008.

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