Form 10-K/A
period 2008-12-31
GMS Capital Corp.
filed 2010-02-08
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 2

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $_____________

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of February 8, 2010 , was 5,115,400.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007 and 2008.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007 and 2008.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007 and 2008.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth as of   February 8, 2010 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

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

As of  February 8, 2010 , the Company's sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

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

The following table sets forth certain information regarding beneficial ownership of the common stock as   February 8, 2010 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

(1) Applicable percentage of ownership is based on 5,115,400 shares of fully diluted common stock effective February 8, 2010 .  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of February 8, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
10.1.	Term Sheet of the Partnership Agreement, Metratech Retail Systems Inc., July 10, 2000
10.2.	Non-Disclosure Agreement signed with MGA Concept, April 1, 2000
10.3.	Employment and technology transfer agreement with Junior Active Designs, Inc., October 16, 2000
10.4.	Form of Services Agreement
10.6.	GMS Capital Corp, Metratech Retail Systems, Inc. Merger Agreement
14.1	Code of Ethics
23.2*	Consent of Independent Registered Public Accounting Firm (KBL, LLP)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
* filed herein. All other items filed previously on June 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS CAPITAL CORP.

Date: February 8, 2010	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: February 8, 2010	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: February 8, 2010	By:	/s/ George Metrakos
George Metrakos
Director