Form 10-Q/A
period 2009-03-31
GMS Capital Corp.
filed 2010-02-08
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 8, 2010 there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007, 2008 and 2009.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007, 2008 and 2009.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007, 2008 and 2009.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Dated: February 8, 2010

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer