Form 10-Q/A
period 2009-06-30
GMS Capital Corp.
filed 2010-02-08
CIK 1434830

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 8, 2010 , there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

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