Form 10-K
period 2009-12-31
GMS Capital Corp.
filed 2010-03-15
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $_____________

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of March 15, 2010, was 5,115,400.

Documents incorporated by reference

None.

GMS CAPITAL CORP.
Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

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

Customers

We are currently dependent on our current customer NTD Apparel Inc. (“NTD”), which represents 100% of our Maintenance, Subscription and Professional Services revenues. We have yet to formalize our agreements with them with the signature of our Services Agreement. However, a verbal agreement exists for the following delivery of products and services:

· NTD will pay Cdn$100 per hour for all custom development services delivered to NTD by the Company as it pertains to NTD’s use of the Company’s software
· NTD will pay Cdn$100 per hour for all maintenance services performed by the Company on the Company’s software
· NTD will pay license fees of Cdn$2,000 per Retailer Module license to the Company

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

CORPORATE OFFICES

The Company's executive offices are currently located at 3456 Melrose Ave., Montreal Quebec H4A 2S1 Canada.

EMPLOYEES

The Company has no full time employees and has three part time employees.

ITEM 1A.	RISK FACTORS

Any investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. All of our material risks and uncertainties are described below. If any of the following risks actually occur, our business, financial condition, results or operations could be materially and adversely affected. The trading of our common stock, once established, could decline, and you may lose all or part of your investment therein. You should acquire shares of our common stock only if you can afford to lose your entire investment. In order to attain an appreciation for these risks and uncertainties, you should read this Report in its entirety and consider, including the Financial Statements and Notes, prior to making an investment in our common stock.

As used in this report, the terms "we," "us," "our," "the Company" and "GMS" mean GMS Capital; Corp., a Florida corporation, unless the context indicates a different meaning.

Risks associated with forward-looking statements.

This report contains certain forward-looking statements regarding management's plans and objectives for future operations, including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this report include or relate to:

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

•           obtain sufficient working capital to support our expansion and to fill customers' orders in time;

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

The Company's executive offices are currently located at 3456 Melrose Ave., Montreal, Quebec H4A 2S1 CANADA

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

Results of Operations, Fiscal Year End December 31, 2009 versus 2008

The Company recorded sales of $28,149 of which $7,853 was subscription revenue, $8,451 was professional services and $11,845 was maintenance revenue for the year ended December 31, 2009 as compared to $38,400 of which $12,262 was subscription revenue, $6,074 was professional services revenue and $6,074 was maintenance revenue for the year ended December 31, 2008.

The Company's total expenses before interest and income taxes were $28,262 for the year ended December 31, 2009 compared to $38,833 for the year ended December 31, 2008, primarily as a consequence of a decrease in professional services related to the costs associated with the raising of capital through the US public market system and the writing of the Company's offering prospectus.  In particular, there was a decrease in selling, general and administrative expenses from $28,076 to $20,290 as the company reduced its expenditures in professional services from the prior year. There was a decrease in depreciation from $10,757 to $7,972 related to no new acquisitions of equipment during the fiscal year.

As a result, the Company had a net income (loss) of ($29,424) for the year ended December 31, 2009 compared to a net income (loss) of ($63,276) for the year ended December 31, 2008. The principal reasons for company's net loss for the year ended December 31, 2009 as compared to the prior period is that the company’s revenues through the sales of its products and services have not achieved the necessary level to cover the costs of professional services required to maintain the company as a reporting entity.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for 2010 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the year ended December 31, 2009:

On the Company's balance sheet as of December 31, 2009, the Company had assets consisting of cash in the amount of $354, accounts receivable in the amount of $3,222 and other current assets of $759. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers. Consequently, the Company's balance sheet as of December 31, 2009 reflects an accumulated deficit of ($484,289) and a stockholder’s equity of ($43,453).

The Company used $21,123 of cash in operating activities in 2009 compared with a use of $56,272 in 2008. This change was attributable in large part to an increase in net income since the year prior.

The Company was provided $1,284 in cash from investing activities in 2009 compared to being provided $20,680 in 2008. This change was attributable to an acquisition of fixed assets of $1,318 (computer equipment purchase) during 2009 as compared with a disposal of $11,695 (vehicle sale) fixed assets during the year.

The Company had net cash provided by financing activities of $13,980 in 2009 compared to being provided $18,563 in 2008. This change was primarily attributable to the Company having repaid its long-term debt balance in 2008.

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

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2009. The adoption of this principle had no effect on the Company’s operations.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GMS Capital Corp.
Montreal, Canada

We have audited the accompanying balance sheets of GMS Capital Corp. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMS Capital Corp. as of December 31, 2009 and 2008, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
March 15, 2010

GMS CAPITAL CORP.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
	(IN US$)
	December 31,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$354	$1,461
Accounts receivable, net	3,222	2,646
Other current assets	759	1,053

Total Current Assets	4,335	5,160

Fixed assets, net of depreciation	3,717	10,371

TOTAL ASSETS	$8,052	$15,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$41,678	$26,970
Line of credit	5,896	1,862
Due to related companies	3,932	1,240

Total Current Liabilities	51,506	30,072

Total Liabilities	51,506	30,072

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(484,289)	(454,865)
Accumulated other comprehensive income (loss)	(25,704)	(26,216)

Total Stockholders' Equity (Deficit)	(43,453)	(14,541)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,052	$15,531

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	IN US$
	YEARS ENDED DECEMBER 31,
	2009	2008
OPERATING REVENUES
Sales	$28,149	$38,400

COST OF SALES
Purchases	28,971	68,285
Total Cost of Sales	28,971	68,285

GROSS PROFIT (LOSS)	(822)	(29,885)

OPERATING EXPENSES
Selling, general and administrative	20,290	28,076
Depreciation	7,972	10,757
Total Operating Expenses	28,262	38,833

LOSS BEFORE OTHER INCOME (EXPENSE)	(29,084)	(68,718)

OTHER INCOME (EXPENSE)
Interest expense	(340)	(2,367)
Gain on asset disposal	-	7,809
Total Other Income (Expense)	(340)	5,442

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(29,424)	(63,276)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(29,424)	$(63,276)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(29,424)	$(63,276)
Other comprehensive income (loss)
Currency translation adjustments	512	6,082
Comprehensive income (loss)	$(28,912)	$(57,194)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	IN US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2007	5,115,400	$5,115	$461,425	$(391,589)	$(32,298)	$42,653

Net loss for the year ended December 31, 2008	-	-	-	(63,276)	6,082	(57,194)

Balance December 31, 2008	5,115,400	5,115	461,425	(454,865)	(26,216)	(14,541)

Net loss for the year ended December 31, 2009	-	-	-	(29,424)	512	(28,912)

Balance December 31, 2009	5,115,400	$5,115	$461,425	$(484,289)	$(25,704)	$(43,453)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	IN US$
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,424)	$(63,276)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	7,972	10,757
Gain on sale of disposition of assets	-	(7,809)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(139)	11,195
Increase (decrease) in deferred revenue	-	(1,084)
Increase (decrease) in accounts payable and
and accrued expenses	468	(6,055)
Total adjustments	8,301	7,004

Net cash (used in) operating activities	(21,123)	(56,272)

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisitions) disposal of fixed assets	(1,318)	11,695
(Increase) Decrease in due to/from related parties	2,602	8,985

Net cash provided by investing activities	1,284	20,680

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of loan payable	-	(10,112)
Proceeds from line of credit, net of repayments	3,727	1,795
Proceeds from officers, net of repayments	10,253	26,880

Net cash provided by financing activities	13,980	18,563

Effect of foreign currency	4,752	6,497

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,107)	(10,532)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,461	11,993

CASH AND CASH EQUIVALENTS - END OF PERIOD	$354	$1,461

CASH PAID DURING THE PERIOD FOR:
Interest expense	$340	$2,367

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

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

The Company has grown primarily in the Provinces of Quebec and British Columbia, Canada through the installation of its software via direct sales to customers.  While sales to date of the software have occurred via a direct sales channel, the Company will look to add further distribution channels to other sectors in the United States and Canada in the coming year.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (UNAUDITED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($29,424) and ($63,276) for the years ended December 31, 2009 and 2008 and has an accumulated deficit of ($484,289) as of December 31, 2009.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES     (CONTINUED)

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

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2009 and 2008, the Company had translations gains (losses) of $512 and $6,082, respectively.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at December 31, 2009 and 2008, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2009 and 2008 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2009	2008

Net (Loss)	$(29,424)	$(63,276)

Weighted-average common shares
Outstanding (Basic)	5,115,400	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,115,400	5,115,400

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
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 15, 2010, the date the financial statements were issued.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3-                FIXED ASSETS

Fixed assets as of December 31, 2009 and 2008 were as follows:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2009	2008

Computer equipment	3	$1,318	$0
Office equipment	5	1,422	1,624
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	15,618

Less: accumulated depreciation		13,017	5,246
Property and equipment, net		$3,717	$10,371

There was $7,972 and $10,757 charged to operations for depreciation expense for the years ended December 31, 2009 and 2008, respectively.

NOTE 4-        OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of December 31, 2009, the interest rate was 6.25% with an outstanding balance of $5,896. The Company recorded interest expense of $340 and $2,367 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5-                 RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2009 and 2008 is $31,679 and $18,388, respectively.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2009 and 2008 is $3,932 and $3,140, respectively.

The Company has entered into related party loans with a shareholder of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2009 and 2008 is $9,999 and $8,582, respectively.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2009 and 2008, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01

As of December 31, 2009 and 2008, the Company has 5,115,400 shares of common stock issued and outstanding.

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

At December 31, 2009, deferred tax assets consist of the following:

Net operating losses	$164,658

Valuation allowance	(164,658)

$-

At December 31, 2009, the Company had a net operating loss carryforward in the amount of $484,289, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2009 and 2008 is summarized as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	354	-	-	354

Total assets	354	-	-	354

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9-                CONCENTRATION OF CREDIT RISK

On December 31, 2009 and 2008, 100% of the Company’s accounts receivable was with one customer.

For the years ended December 31, 2009 and 2008, two and three customers represented 100% of the total revenue for the Company. Each of these customers were considered major customers. A major customer is a customer that represents at least 10% of total revenue.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2009. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of March 15, 2010 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

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

	Employer'sName	Beginning and Ending Dates of Employment	Positions Held	Brief Description of Employer's Business
George Metrakos	GMS Capital Corp.	March 2000 to present	President, CEO, CFO and Director	Inventory Management Software

	Teliphone Corp.	Sep 1, 2004 to present	President, CEO, CFO and Director	Telecommunications Company (Public)

	United American Corp.	Nov 8, 2005 to Feb 22, 2008	President, CEO, CFO and Director	Holding Company (Public)

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

As of March 15, 2010, the Company's sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2009, 2008 and 2007:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2009	-	-	-	-	-	-	-	-
CEO, CFO, President &	2008	$13,575	-	-	-	-	-	$4,375	$17,950
Chairman	2007	$17,140	-	$156,244	-	-	-	$8,750	$182,134

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2009.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2009, we did not compensate any of our directors for their services as board members.

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President: George Metrakos is currently compensated $240,000 annually.  The actual amount paid is dependent on the available cash resources in the company, and hence the full salary is not paid nor accrued unless the cash exists to pay it.  The Company does not have an employment agreement with Mr. Metrakos.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as  March 15, 2010 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

(1) Applicable percentage of ownership is based on 5,115,400 shares of fully diluted common stock effective March 15, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of March 15, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) George Metrakos controls 2,562,440 shares of his stock through Metratech Business Solutions Inc of which he is the beneficial owner.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 18, 2007, The Company, at the time doing business as "Metratech Retail Systems Inc.", a Canadian Corporation was re-incorporated in the State of Florida.  There were no changes in share holdings as shareholders of one share of the common voting stock of "Metratech Retail Systems Inc." received one share of the common voting stock of The Company.  The objective of the re-incorporation was that shareholders felt that access to capital in the US public markets would prove beneficial for management to realize its business plan as outlined in this prospectus.

In addition, there are approximately $41,678 of non-interest bearing advances that were incurred from January 1, 2007 from Officers or Shareholders or company's controlled by Officers and Shareholders.  These advances were provided for cash flow purposes for the Company to sustain its operations.  The breakdown of these advances is as follows:

George Metrakos, advanced $31,679
Marcel Côté advanced $9,915
Metatech Business Solutions Inc.*, $3,905

*Metratech Business Solutions Inc. is an entity controlled by George Metrakos and hence is considered as a Related Entity.

On October 1, 2007, the Company issued stock for services to compensate George Metrakos 1,562,440 shares to Metratech Business Solutions Inc., an entity controlled by George Metrakos, our sole Director and sole Officer, holding the positions of Chairman, CEO, CFO and President.

The Company advanced $1,900 to Teliphone Inc. on September 5, 2008.  This advance was subsequently repaid on March 12, 2009.  The Company disclosed this as a related party advance in its notes to the financial statements for the year ended December 31, 2008 since Teliphone Inc. is considered a related party.  George Metrakos, the Company’s President, CEO, CFO and Chairman is also the President of Teliphone Inc., a private Canadian company of which Mr. Metrakos owns a minority stake (5.9% at the time) of Teliphone Inc.’s parent company, Teliphone Corp., a Public, Nevada Company that trades its common stock on the Over-The-Counter Bulletin Board Exchange.

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

Year ended 2009:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2009 was $18,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2009 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2009 was $0.00.

Year ended 2008:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2008 was $18,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2008 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2008 was $0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2009 and December 31, 2008 by KBL, LLP is compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by KBL, LLP on our December 31, 2009 and 2008 respectively audits were attributed to work performed by their full-time, permanent employees.

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

GMS CAPITAL CORP.

Date: March 15, 2010	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: March 15, 2010	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: March 15, 2010	By:	/s/ George Metrakos
George Metrakos
Director