Form 10-K/A
period 2009-12-31
GMS Capital Corp.
filed 2010-04-01
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $_____________

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of April 1, 2010 , was 5,115,400.

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 15, 2010 the date the financial statements were issued.

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

The following table sets forth as of April 1, 2010 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

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

As of April 1, 2010 , the Company's sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2009, 2008 and 2007:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2009	-	-	-	-	-	-	-	-
CEO, CFO, President &	2008	$13,575	-	-	-	-	-	$4,375	$17,950
Chairman	2007	$17,140	-	-	-	-	-	$8,750	$25,890

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

The following table sets forth certain information regarding beneficial ownership of the common stock as  April 1, 2010  by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

(1) Applicable percentage of ownership is based on 5,115,400 shares of fully diluted common stock effective April 1, 2010 .  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of April 1, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

GMS CAPITAL CORP.

Date: April 1, 2010	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: April 1, 2010	By:	/s/ George Metrakos
George Metrakos
Principal Financial Officer

GMS CAPITAL CORP.

Date: April 1, 2010	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: April 1, 2010	By:	/s/ George Metrakos
George Metrakos
Director