Form 10-Q
period 2010-03-31
GMS Capital Corp.
filed 2010-05-07
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53519

GMS CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Florida	7372	26-1094541
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

3456 Melrose Ave., Montreal, Quebec H4A 2S1 Canada
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 7, 2010 there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GMS CAPITAL CORP.
BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	(IN US$)
	2010	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$213	$354
Accounts receivable, net	13,582	3,222
Other current assets	-	759

Total Current Assets	13,795	4,335

Fixed assets, net of depreciation	1,777	3,717

TOTAL ASSETS	$15,572	$8,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$51,892	$41,678
Line of credit	12,800	5,896
Due to related companies	4,043	3,932
Accounts payable and accrued expenses	456	-

Total Current Liabilities	69,191	51,506

Total Liabilities	69,191	51,506

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(493,278)	(484,289)
Accumulated other comprehensive income (loss)	(26,881)	(25,704)

Total Stockholders' Equity (Deficit)	(53,619)	(43,453)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,572	$8,052

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	IN US$
	2010	2009

OPERATING REVENUES
Sales	$8,262	$5,734

COST OF SALES
Purchases	12,309	5,277
Total Cost of Sales	12,309	5,277

GROSS PROFIT (LOSS)	(4,047)	457

OPERATING EXPENSES
Selling, general and administrative	2,889	6,288
Depreciation	1,940	1,789
Total Operating Expenses	4,829	8,077

LOSS BEFORE OTHER INCOME (EXPENSE)	(8,876)	(7,620)

OTHER INCOME (EXPENSE)
Interest expense	(113)	(35)
Total Other Income (Expense)	(113)	(35)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(8,989)	(7,655)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(8,989)	$(7,655)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(8,989)	$(7,655)
Other comprehensive income (loss)
Currency translation adjustments	(1,177)	3,227
Comprehensive income (loss)	$(10,166)	$(4,428)

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	IN US$
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,989)	$(7,655)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,940	1,789

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(9,558)	2,569
Decrease in other current assets	-	164
Increase in accounts payable and
and accrued expenses	550	-
Total adjustments	(7,068)	4,522

Net cash (used in) operating activities	(16,057)	(3,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (disposal) of fixed assets	-	(1,318)
Decrease in due to/from related parties	-	1,894

Net cash provided by investing activities	-	576

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	6,699	(575)
Proceeds from officers, net of repayments	8,924	997

Net cash provided by financing activities	15,623	422

Effect of foreign currency	293	2,479

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141)	344

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	354	1,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$213	$1,805

CASH PAID DURING THE PERIOD FOR:
Interest expense	$113	$35

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2009 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($8,989) and ($7,655) for the three month period ended March 31, 2010 and 2009 and has an accumulated deficit of ($493,278) as of March 31, 2010.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month period ended March 31, 2010 and 2009, the Company had translations gains (losses) of ($1,177) and $3,227, respectively.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at March 31, 2010.

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
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three month period ended March 31, 2010 and 2009 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2010	2009

Net (Loss)	$(8,989)	$(7,655)

Weighted-average common shares
Outstanding (Basic)	5,115,400	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,115,400	5,115,400

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008 and all subsequent years. The adoption of this principle had no effect on the Company’s operations.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through May 7, 2010, the date the financial statements were issued.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2010 and December 31, 2009 were as follows:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2010	2009

Computer equipment	3	$1,318	$1,318
Office equipment	5	1,625	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,937	16,734

Less: accumulated depreciation		15,160	13,017
Property and equipment, net		$1,777	$3,717

There was $1,940 and $1,789 charged to operations for depreciation expense for the three month period ended March 31, 2010 and 2009, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of March 31, 2010, the interest rate was 5.75% with an outstanding balance of $12,800. The Company recorded interest expense of $113 and $35 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 5-	RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2010 is $41,545.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2010 is $4,043.

The Company has entered into related party loans with a shareholder of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2010 is $10,347.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2010 and December 31, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01

As of March 31, 2010 and December 31, 2009, the Company has 5,115,400 shares of common stock issued and outstanding.

The Company has not issued any shares in 2010, 2009 or 2008.

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

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses	$167,715

Valuation allowance	(167,715)

$-

At March 31, 2010, the Company had a net operating loss carryforward in the amount of $493,278, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 8-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	213	-	-	213

Total assets	213	-	-	213

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 9-	CONCENTRATION OF CREDIT RISK

On March 31, 2010 and 2009, 100% of the Company’s accounts receivable was with one customer.

For the three month period ended March 31, 2010 and 2009, one customer represented 100% of the total revenue for the Company. This customer is therefore considered as a major customer. A major customer is a customer that represents at least 10% of total revenue.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007, 2008,  2009 and 2010.

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

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008 and all subsequent years. The adoption of this principle had no effect on the Company’s operations.

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

Results of Operations –Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Company recorded sales of $8,262 of which $5,284 was subscription revenue and $2,978 was maintenance services for the three month period ending March 31, 2010 as compared to $5,734 of which $4,208 was subscription revenue and $1,526 was professional services for the three month period ending March 31, 2009.

The Company's total expenses before interest and income taxes were $17,138 for the three month period ending March 31, 2010 compared to $13,354 for the same period in 2009, primarily as a consequence of an increase in professional services related to the costs associated with delivering less services to its customers due to the increase in revenue, as well as reduced costs in selling, general and administrative expenses for the period. There was an increase in professional services from $5,277 to $12,309 as the company increased its expenditures in professional services associated with the delivery of services to its customers .  Within its operating expenses,  there was a decrease in selling, general and administrative expenses from $6,288 to $2,889 as the company decreased its expenditures related to administrative costs to run its operations at its head office. There was an increase in depreciation from $1,789 to $1,940 related to previous acquisitions of equipment that are nearing their useful life.

As a result, the Company had a net income (loss) of ($8,989) for the three month period ending March 31, 2010 compared to a net income (loss) of ($7,655) for the same period in 2009. The principal reasons for company’s net loss for the three month period ending March 31, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the period ending March 31, 2010:

On The Company's balance sheet as of March 31, 2010, the Company had assets consisting of cash in the amount of $213 and accounts receivable of $13,582.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of March 31, 2010 reflects an accumulated deficit of ($493,278) and a stockholders equity (deficit) of ($53,619).

The Company used $16,057 of cash in operating activities in 2010 compared to a use of $3,133 for the same period in 2009. This change was attributable in large part to an increase in accounts receivable.

The Company was not provided any cash from investing activities in 2010 compared to being provided $576 for the same period in 2009. This change was primarily attributable to no changes in acquisitions or disposals of fixed assets nor any changes to amounts due to related parties.

The Company had net cash provided by financing activities of $15,623 in 2010 compared to being provided $422 during 2009. This change was primarily attributable to an increase of proceeds provided from officers and an increase in the Company’s operating line of credit.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended March 31, 2010. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009.

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

ITEM 1A - RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2009, which was  filed with the Securities and Exchange Commission on April 1, 2010 (the “Fiscal 2009 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2009 10–K.

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

Dated: May 7, 2010

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer