Form 10-Q
period 2010-06-30
GMS Capital Corp.
filed 2010-08-12
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 12, 2010 there were 5,115,400 shares of the issuer's $.001 par value common stock issued and outstanding.

GMS CAPITAL CORP.
BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31,2009

ASSETS
	(IN US$)

	2010	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$9,402	$354
Accounts receivable, net	1,171	3,222
Other current assets	661	759

Total Current Assets	11,234	4,335

Fixed assets, net of depreciation	768	3,717

TOTAL ASSETS	$12,002	$8,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$85,873	$41,678
Line of credit	90	5,896
Due to related companies	3,153	3,932
Accounts payable and accrued expenses	(1,243)	-

Total Current Liabilities	87,873	51,506

Total Liabilities	87,873	51,506

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 5,115,400 shares issued and outstanding, respectively	5,115	5,115
Additional paid-in capital	461,425	461,425
Accumulated deficit	(519,346)	(484,289)
Accumulated other comprehensive income (loss)	(23,065)	(25,704)

Total Stockholders' Equity (Deficit)	(75,871)	(43,453)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,002	$8,052

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	IN US$		IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	2010	2009	2010	2009

OPERATING REVENUES
Sales	$9,332	$8,946	$1,070	$3,213

COST OF SALES
Purchases	32,292	9,777	19,983	4,500
Total Cost of Sales	32,292	9,777	19,983	4,500

GROSS PROFIT (LOSS)	(22,960)	(831)	(18,913)	(1,287)

OPERATING EXPENSES
Selling, general and administrative	8,843	12,286	5,954	6,000
Depreciation	2,949	3,850	1,009	2,061
Total Operating Expenses	11,792	16,136	6,963	8,061

LOSS BEFORE OTHER INCOME (EXPENSE)	(34,752)	(16,967)	(25,876)	(9,348)

OTHER INCOME (EXPENSE)
Interest expense	(305)	(136)	(192)	(101)
Total Other Income (Expense)	(305)	(136)	(192)	(101)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(35,057)	(17,103)	(26,068)	(9,449)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(35,057)	$(17,103)	$(26,068)	$(9,449)

NET LOSS PER BASIC AND DILUTED SHARES BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,115,400	5,115,400	5,115,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(35,057)	$(17,103)	$(26,068)	$(9,449)
Other comprehensive income (loss)
Currency translation adjustments	2,639	2,336	3,816	(891)
Comprehensive income (loss)	$(32,418)	$(14,767)	$(22,252)	$(10,340)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	IN US$
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,057)	$(17,103)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,949	3,850

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,022	(1,457)
Decrease in other current assets	-	-
Increase in accounts payable and and accrued expenses	(1,152)	1,116
Total adjustments	3,819	3,509

Net cash (used in) operating activities	(31,238)	(13,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (disposal) of fixed assets	-	(1,318)
(Increase) decrease in due to/from related parties	(707)	2,356

Net cash provided by (used in) investing activities	(707)	1,038

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	(5,753)	5,612
Proceeds from officers, net of repayments	45,789	3,290

Net cash provided by financing activities	40,036	8,902

Effect of foreign currency	957	3,696

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,048	42

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	354	1,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,402	$1,503

CASH PAID DURING THE PERIOD FOR:
Interest expense	$305	$136

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($35,057) and ($17,103) for the six months ended June 30, 2010 and 2009 and has an accumulated deficit of ($519,346) as of June 30, 2010.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2010 and 2009, the Company had translations gains (losses) of $2,639 and $2,336, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2010.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended June 30, 2010 and 2009 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2010	2009

Net (Loss)	$(35,057)	$(17,103)

Weighted-average common shares Outstanding (Basic)	5,115,400	5,115,400

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares Outstanding (Diluted)	5,115,400	5,115,400

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 12, 2010, the date the financial statements were issued.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2010 and December 31, 2009 were as follows:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2010	2009

Computer equipment	3	$1,318	$1,318
Office equipment	5	1,625	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,937	16,734

Less: accumulated depreciation		16,169	13,017
Property and equipment, net		$768	$3,717

There was $2,949 and $3,850 charged to operations for depreciation expense for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of June 30, 2010, the interest rate was 6.25% with an outstanding balance of $90. The Company recorded interest expense of $305 and $136 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5-	RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amount owed as of June 30, 2010 is $52,391.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amount owed as of June 30, 2010 is $3,153.

The Company has entered into related party loans with two shareholders of the Company.  This loan is non-interest bearing and payable on demand.  The amount owed as of June 30, 2010 is $33,481.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2010 and December 31, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01.

As of June 30, 2010 and December 31, 2009, the Company has 5,115,400 shares of common stock issued and outstanding.

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

At June 30, 2010, deferred tax assets consist of the following:

Net operating losses	$176,578

Valuation allowance	(176,578)

$-

At June 30, 2010, the Company had a net operating loss carryforward in the amount of $519,346, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 7-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2010 and 2009 is summarized as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:
	Level 1	Level 2	Level 3	Total

Cash equivalents	9,402	-	-	9,402

Total assets	9,402	-	-	9,402

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 9-	CONCENTRATION OF CREDIT RISK

On June 30, 2010 and 2009, 100% of the Company’s accounts receivable was with one customer.

For the six months ended June 30, 2010 and 2009, one customer represented 100% of the total revenue for the Company. This customer is therefore considered as a major customer. A major customer is a customer that represents at least 10% of total revenue.

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

Results of Operations –Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

The Company recorded sales of $1,070 of which $778 was maintenance services and $292 was professional services for the three month period ending June 30, 2010 as compared to $3,213 of which all revenues consisted of maintenance services for the three month period ending June 30, 2009.

The Company recorded sales of $9,332 of which $5,284 was subscription revenue, $292 was for professional services and $3,756 was maintenance services for the six month period ending June 30, 2010 as compared to $8,946 of which $4,208 was subscription revenue, $1,526 was professional services and $3,213 was maintenance services for the six month period ending June 30, 2009.

The Company's total expenses before interest and income taxes were $26,946 for the three month period ending June 30, 2010 compared to $12,561 for the same period in 2009, primarily as a consequence of an increase in professional services due to increased costs required for reporting compliance with the Securities and Exchange Commission (SEC).  There was an increase in professional services from $4,500 to $19,983 as the company increased its expenditures in professional services associated with the delivery of services to its customers as well as reporting obligations with the SEC.  Within its operating expenses, there was a decrease in selling, general and administrative expenses from $4,422 to $4,419 as the company decreased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $2,061 to $1,009 related to previous acquisitions of equipment that are nearing their useful life.

The Company's total expenses before interest and income taxes were $44,084 for the six month period ending June 30, 2010 compared to $25,913 for the same period in 2009, primarily as a consequence of an increase in professional services due to increased costs required for reporting compliance with the Securities and Exchange Commission (SEC).There was an increase in professional services from $9,777 to $32,292 as the company increased its expenditures in professional services associated with the delivery of services to its customers as well as reporting obligations with the SEC.  Within its operating expenses, there was a decrease in selling, general and administrative expenses from $12,286 to $8,843 as the company decreased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $3,850 to $2,949 related to previous acquisitions of equipment that are nearing their useful life.

The Company had a net income (loss) of ($26,068) for the three month period ending June 30, 2010 compared to a net income (loss) of ($17,103) for the same period in 2009. The principal reasons for company’s net loss for the six month period ending June 30, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

As a result, the Company had a net income (loss) of ($35,057) for the six month period ending June 30, 2010 compared to a net income (loss) of ($9,449) for the same period in 2009. The principal reasons for company’s net loss for the three month period ending June 30, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

The Company successfully rendered its public offering of stock on Form S-1 on April 20, 2010 which permits the company to sell common stock at $0.20 per share for a total of $800,000 or 4,000,000 shares.

Liquidity and Capital Resources

For the period ending June 30, 2010:

On The Company's balance sheet as of June 30, 2010, the Company had assets consisting of cash in the amount of $9,402, accounts receivable of $1,171 and $661 of prepaid deposits.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of June 30, 2010 reflects an accumulated deficit of ($519,346) and a stockholders equity (deficit) of ($75,871).

The Company used $31,238 of cash in operating activities in 2010 compared to a use of $13,594 for the same period in 2009. This change was attributable in large part to an increase in net loss from operations.

The Company used $707 of cash in investing activities in 2010 compared to being provided $1,038 for the same period in 2009. This change was primarily attributable to an increase in amounts borrowed from related parties.

The Company had net cash provided by financing activities of $40,036 in 2010 compared to being provided $8,902 during 2009. This change was primarily attributable to an increase of proceeds provided from officers.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended June 30, 2010. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009.

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

Dated: August 12, 2010

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer