Form 10-Q
period 2010-09-30
GMS Capital Corp.
filed 2010-11-01
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 1, 2010 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements:	1

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Control and Procedures	31

PART II - OTHER INFORMATION		32

Item 1.	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults its Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5	Other Information	32

Item 6.	Exhibits	32

Signatures		33

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GMS CAPITAL CORP.
BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	(IN US$)
	2010	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,331	$354
Accounts receivable, net	6,983	3,222
Other current assets	963	759

Total Current Assets	9,277	4,335

Fixed assets, net of depreciation	658	3,717

TOTAL ASSETS	$9,935	$8,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$53,997	$41,678
Line of credit	35	5,896
Due to related companies	3,247	3,932
Accounts payable and accrued expenses	6,483	-

Total Current Liabilities	63,762	51,506

Total Liabilities	63,762	51,506

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 5,365,400 and 5,115,400 shares issued and outstanding, respectively	5,365	5,115
Additional paid-in capital	509,805	461,425
Accumulated deficit	(544,858)	(484,289)
Accumulated other comprehensive income (loss)	(24,139)	(25,704)

Total Stockholders' Equity (Deficit)	(53,827)	(43,453)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,935	$8,052

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	IN US$		IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	2010	2009	2010	2009

OPERATING REVENUES
Sales	$24,157	$25,303	$14,825	$16,357

COST OF SALES
Purchases	63,150	23,003	30,858	13,226
Total Cost of Sales	63,150	23,003	30,858	13,226

GROSS PROFIT (LOSS)	(38,993)	2,300	(16,033)	3,131

OPERATING EXPENSES
Selling, general and administrative	18,212	17,256	9,370	4,970
Depreciation	3,059	5,911	110	2,061
Total Operating Expenses	21,271	23,167	9,480	7,031

LOSS BEFORE OTHER INCOME (EXPENSE)	(60,264)	(20,867)	(25,513)	(3,900)

OTHER INCOME (EXPENSE)
Interest expense	(305)	(254)	-	(118)
Total Other Income (Expense)	(305)	(254)	-	(118)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(60,569)	$(21,121)	$(25,513)	$(4,018)

NET LOSS PER BASIC AND DILUTED SHARES BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,129,150	5,115,400	5,156,161	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(60,569)	$(21,121)	$(25,513)	$(4,018)
Other comprehensive income (loss)
Currency translation adjustments	1,565	(252)	(1,074)	(2,588)
Comprehensive income (loss)	$(59,004)	$(21,373)	$(26,587)	$(6,606)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	IN US$
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,569)	$(21,121)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,059	5,911

Changes in assets and liabilities
(Increase) in accounts receivable	(4,658)	(1,735)
Increase in accounts payable and accrued expenses	7,257	2,796
Total adjustments	5,658	6,972

Net cash (used in) operating activities	(54,911)	(14,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (disposal) of fixed assets	-	(1,318)
(Increase) decrease in due to/from related parties	(728)	2,581

Net cash provided by (used in) investing activities	(728)	1,263

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from the sale of common stock	48,630	-
Proceeds from line of credit, net of repayments	(5,983)	4,015
Proceeds from officers, net of repayments	11,045	4,260

Net cash provided by financing activities	53,692	8,275

Effect of foreign currency	2,924	3,736

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	977	(875)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	354	1,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,331	$586

CASH PAID DURING THE PERIOD FOR:
Interest expense	$305	$254

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($60,569) and ($21,121) for the nine months ended September 30, 2010 and 2009 and has an accumulated deficit of ($544,858) as of September 30, 2010.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2010 and 2009, the Company had translations gains (losses) of $1,565 and ($252), respectively.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2010.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended September 30, 2010 and 2009 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2010	2009

Net (Loss)	$(60,569)	$(20,867)

Weighted-average common shares Outstanding (Basic)	5,129,150	5,115,400

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares Outstanding (Diluted)	5,129,150	5,115,400

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 3-                FIXED ASSETS

Fixed assets as of September 30, 2010 and December 31, 2009 were as follows:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2010	2009

Computer equipment	3	$1,318	$1,318
Office equipment	5	1,625	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,937	16,734

Less: accumulated depreciation		16,278	13,017
Property and equipment, net		$658	$3,717

There was $3,059 and $5,911 charged to operations for depreciation expense for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

On June 13, 2008, the Company established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of September 30, 2010, the interest rate was 6.5% with an outstanding balance of $35 The Company recorded interest expense of $305 and $254 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 5-                RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amount owed as of September 30, 2010 is $19,514.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amount owed as of September 30, 2010 is $3,247.

The Company has entered into related party loans with two shareholders of the Company.  This loan is non-interest bearing and payable on demand.  The amount owed as of September 30, 2010 is $34,483.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2010 and December 31, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01.

As of September 30, 2010 and December 31, 2009, the Company has 5,365,400 and 5,115,400 shares of common stock issued and outstanding respectively.

The Company issued 250,000 shares on September 15, 2010 as part of its Prospectus offering for $48,630 in cash.

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

At September 30, 2010, deferred tax assets consist of the following:

Net operating losses	$185,252

Valuation allowance	(185,252)

$-

At September 30, 2010, the Company had a net operating loss carryforward in the amount of $544,858, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 7-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2010 and 2009 is summarized as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	1,331	-	-	1,331

Total assets	1,331	-	-	1,331

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 9-                CONCENTRATION OF CREDIT RISK

On September 30, 2010 and 2009, 100% of the Company’s accounts receivable was with one customer.

For the nine months ended September 30, 2010 and 2009, one customer represented 100% of the total revenue for the Company. This customer is therefore considered as a major customer. A major customer is a customer that represents at least 10% of total revenue.

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

On April 20, 2010, the Company’s Initial Public Offering Prospectus was deemed effective by the Securities and Exchange Commission.  The Company successfully completed its minimum offering on September 17, 2010 with the issuance of 250,000 sold at $0.20 per share and as of October 25, 2010 has commenced the process to request the services of a Market Maker to apply to the Financial Industry Regulatory Authority (FINRA) to have its common stock traded over-the-counter on the OTCBB exchange.

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

Results of Operations –Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

The Company recorded sales of $14,825, all of which was professional services for the three month period ending September 30, 2010 as compared to $16,357 of which $3,645 was subscription revenue, $6,925 was professional services and $5,787 was maintenance revenue for the three month period ending September 30, 2009.

The Company recorded sales of $24,157 of which $5,284 was subscription revenue, $15,117 was for professional services and $3,756 was maintenance services for the nine month period ending September 30, 2010 as compared to $25,303 of which $7,853 was subscription revenue, $8,450was professional services and $9,000was maintenance services for the nine month period ending September 30, 2009.

The Company's total expenses before interest and income taxes were $40,338 for the three month period ending September 30, 2010 compared to $20,257 for the same period in 2009, primarily as a consequence of an increase in professional services due to increased costs required for reporting compliance with the Securities and Exchange Commission (SEC).  There was an increase in professional services from $13,226 to $30,858 as the company increased its expenditures in professional services associated with the delivery of services to its customers. Within its operating expenses, there was an increase in selling, general and administrative expenses from $4,970 to $9,370 as the company increased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $2,061 to $110 related to previous acquisitions of equipment and leasehold improvements that are nearing their useful life.

The Company's total expenses before interest and income taxes were $84,421 for the nine month period ending September 30, 2010 compared to $46,170 for the same period in 2009, primarily as a consequence of an increase in professional services due to increased professional services spent  for reporting compliance with the Securities and Exchange Commission (SEC).There was an increase in professional services from $23,003 to $63,150 as the company increased its expenditures in professional services associated with the delivery of services to its customers.  Within its operating expenses, there was an increase in selling, general and administrative expenses from $17,256 to $18,212 as the company increased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $5,911 to $3,059 related to previous acquisitions of equipment and leasehold improvements that are nearing their useful life.

The Company had a net income (loss) of ($25,513) for the three month period ending September 30, 2010 compared to a net income (loss) of ($4,018) for the same period in 2009. The principal reasons for company’s net loss for the three month period ending September 30, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

As a result, the Company had a net income (loss) of ($60,569) for the nine month period ending September 30, 2010 compared to a net income (loss) of ($21,121) for the same period in 2009. The principal reasons for company’s net loss for the three month period ending September 30, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

The Company successfully rendered its public offering of stock on Form S-1 on April 20, 2010 which permits the company to sell common stock at $0.20 per share for a total of $800,000 or 4,000,000 shares.  On September 17, 2010, the Company successfully sold its minimum offering of $250,000 shares for a total of $50,000 (CD$).  The Company will continue to sell its registered shares until all available shares are sold.

Liquidity and Capital Resources

For the period ending September 30, 2010:

On The Company's balance sheet as of September 30, 2010, the Company had assets consisting of cash in the amount of $1,331, accounts receivable of $6,983 and $963 of prepaid deposits.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of September 30, 2010 reflects an accumulated deficit of ($544,858) and a stockholders equity (deficit) of ($53,827).

The Company used $54,911 of cash in operating activities in 2010 compared to a use of $14,149 for the same period in 2009. This change was attributable in large part to an increase in net loss from operations.

The Company used $728 of cash in investing activities in 2010 compared to being provided $1,263 for the same period in 2009. This change was primarily attributable to an increase in amounts borrowed from related parties.

The Company had net cash provided by financing activities of $53,962 in 2010 compared to being provided $8,275 during 2009. This change was primarily attributable to the company having successfully sold its minimum offering of 250,000 shares as part of its prospectus..

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended September 30, 2010. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2009, which was  filed with the Securities and Exchange Commission on April 1, 2010 (the “Fiscal 2009 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2009 10–K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Dated: November 1, 2010

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer