Form 10-K
period 2010-12-31
GMS Capital Corp.
filed 2011-03-22
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
Commission File Number: 333-151684

GMS CAPITAL CORP
(Name of registrant as specified in its charter)

FLORIDA	26-1094541
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5925 Monkland Ave. suite 202
Montreal, Quebec H4A1G7 Canada
 (Address of principal executive offices)

3456 Melrose Ave.
Montreal, Quebec H4A2S1 Canada
 (Address of former principal executive offices)

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

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

No exchange or over the counter market exists for our common stock. The most recent price paid for our common stock in a private placement was $0.20 which closed on September 15, 2010.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $_____________

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of March 22, 2011, was 5,365,400.

Documents incorporated by reference

None.

GMS CAPITAL CORP.
Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

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

On October 1, 2007, the Company issued an additional 2,537,400 shares at a price of $0.10 per share in order to compensate shareholders and external consultants to perform the consulting work necessary to complete the company's prospectus. In 2010, the Company issued an additional 250,000 shares of common stock for cash to investors.

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

Customers

The Company currently has 3 customers, 2 producing only Professional Services revenues and one producing Maintenance and Professional Services Revenues.  The latter paid all license fees in prior years.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007, 2008, 2009, and 2010.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

CORPORATE OFFICES

The Company's executive offices are currently located at 5925 Monkland Ave. suite 202, Montreal Quebec H4A 1G7 Canada.

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

Risks Related to Our Common Stock.

Future Sales of Common Stock Could Depress the Price of our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. There are presently 5,365,400 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act of which 3,574,920 are held by affiliates.  Within these affiliated shares, 2,578,000 are subject to the limitations placed on shares that would be subject to the comments from Kenneth Worm to Richard Wolffe. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of rule 144.  Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a six month holding period. Any sales of shares by shareholders pursuant to rule 144 may have a depressive effect on the price of our common stock.

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

The Company's executive offices are currently located at 5925 Monkland Ave. suite 202, Montreal, Quebec H4A 1G7 CANADA

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

Results of Operations, Fiscal Year End December 31, 2010 versus 2009

The Company recorded sales of $28,149 of which $7,853 was subscription revenue, $8,451 was professional services and $11,845 was maintenance revenue for the year ended December 31, 2009 as compared to $37,347 of which $5,253 was subscription revenue, $28,205 was professional services revenue and $3,889 was maintenance revenue for the year ended December 31, 2010.

The Company's total expenses before interest and income taxes were $28,262 for the year ended December 31, 2009 compared to $86,336 for the year ended December 31, 2010, primarily as a consequence of an increase in professional services related to the costs associated with the raising of capital through the US public market system and the writing of the Company's offering prospectus.  In particular, there was a increase in selling, general and administrative expenses from $20,290 to $83,167 as the company increased its expenditures in professional services from the prior year. There was a decrease in depreciation from $7,972 to $3,169 related to no new acquisitions of equipment during the fiscal year and the fact that several pieces of equipment have now been fully depreciated.

As a result, the Company had a net (loss) of ($29,424) for the year ended December 31, 2009 compared to a net (loss) of ($66,325) for the year ended December 31, 2010. The principal reasons for the company's net loss for the year ended December 31, 2010 and 2009 is that the company’s revenues through the sales of its products and services have not achieved the necessary level to cover the costs of professional services required to maintain the

Plan of Operations and Need for Additional Financing

The Company's plan of operations for 2011 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the year ended December 31, 2010:

On the Company's balance sheet as of December 31, 2010, the Company had assets consisting of cash in the amount of $4,086, accounts receivable in the amount of $7,784 and fixed assets of $548. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers. Consequently, the Company's balance sheet as of December 31, 2010 reflects an accumulated deficit of ($550,614) and a stockholder’s deficit of ($61,423).

The Company used $65,908 of cash in operating activities in 2010 compared with a use of $21,123 in 2009. This change was attributable in large part to an increase in the net loss since the prior year of $36,901.

The Company used $750 in cash from investing activities in 2010 compared to being provided $1,284 in 2009. This change was attributable to an acquisition of fixed assets of $1,318 (computer equipment purchase) during 2009 as compared to no fixed assets acquired or disposed during 2010.

The Company had net cash provided by financing activities of $68,013 in 2010 compared to being provided $13,980 in 2009. This change was primarily attributable to the Company receiving proceeds from the sale of common stock of $48,630 and from officer loans in the amount of $21,902.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GMS Capital Corp.
Montreal, Canada

We have audited the accompanying balance sheets of GMS Capital Corp. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMS Capital Corp. as of December 31, 2010 and 2009, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
March 22, 2011

GMS CAPITAL CORP.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	(IN US$)
	2010	2009

Current Assets:
Cash and cash equivalents	$4,086	$354
Accounts receivable, net	7,784	3,222
Other current assets	-	759

Total Current Assets	11,870	4,335

Fixed assets, net of depreciation	548	3,717

TOTAL ASSETS	$12,418	$8,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$826	$-
Advances - Shareholders	65,941	41,678
Line of credit	3,712	5,896
Due to related companies	3,362	3,932

Total Current Liabilities	73,841	51,506

Total Liabilities	73,841	51,506

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
5,365,400 and 5,115,400 shares issued and outstanding, respectively	5,365	5,115
Additional paid-in capital	509,805	461,425
Accumulated deficit	(550,614)	(484,289)
Accumulated other comprehensive income (loss)	(25,979)	(25,704)

Total Stockholders' Equity (Deficit)	(61,423)	(43,453)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,418	$8,052

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	IN US$
	2010	2009

OPERATING REVENUES
Sales	$37,347	$28,149

COST OF SALES
Purchases	16,973	28,971
Total Cost of Sales	16,973	28,971

GROSS PROFIT (LOSS)	20,374	(822)

OPERATING EXPENSES
Selling, general and administrative	83,167	20,290
Depreciation	3,169	7,972
Total Operating Expenses	86,336	28,262

LOSS BEFORE OTHER INCOME (EXPENSE)	(65,962)	(29,084)

OTHER INCOME (EXPENSE)
Interest expense	(363)	(340)
Total Other Income (Expense)	(363)	(340)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(66,325)	(29,424)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(66,325)	$(29,424)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,188,688	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(66,325)	$(29,424)
Other comprehensive income (loss)
Currency translation adjustments	(275)	512
Comprehensive income (loss)	$(66,600)	$(28,912)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	IN US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2008	5,115,400	$5,115	$461,425	$(454,865)	$(26,216)	$(14,541)

Net loss for the year ended December 31, 2009	-	-	-	(29,424)	512	(28,912)

Balance December 31, 2009	5,115,400	5,115	461,425	(484,289)	(25,704)	(43,453)

Sale of Common Stock	250,000	250	48,380	-	-	48,630

Net loss for the year ended December 31, 2010	-	-	-	(66,325)	(275)	(66,600)

Balance December 31, 2010	5,365,400	$5,365	$509,805	$(550,614)	$(25,979)	$(61,423)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	IN US$
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,325)	$(29,424)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,169	7,972

Changes in assets and liabilities
(Increase) in accounts receivable	(4,380)	(139)

Increase (decrease) in accounts payable and and accrued expenses	1,628	468
Total adjustments	417	8,301

Net cash (used in) operating activities	(65,908)	(21,123)

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisitions) disposal of fixed assets	-	(1,318)
(Increase) Decrease in due to/from related parties	(750)	2,602

Net cash provided by (used in) investing activities	(750)	1,284

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from common stock	48,630	-
Proceeds from line of credit, net of repayments	(2,519)	3,727
Proceeds from officers, net of repayments	21,902	10,253

Net cash provided by financing activities	68,013	13,980

Effect of foreign currency	2,377	4,752

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,732	(1,107)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	354	1,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,086	$354

CASH PAID DURING THE PERIOD FOR:
Interest expense		$340

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (UNAUDITED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($66,325) and ($29,424) for the years ended December 31, 2010 and 2009 and has an accumulated deficit of ($550,614) as of December 31, 2010.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
DECEMBER 31, 2010 AND 2009

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

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2010 and 2009, the Company had translations gains (losses) of ($275) and $512, respectively.

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at December 31, 2010 and 2009, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2010 and 2009 are included in general and administrative expenses in the statements of operations.

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
DECEMBER 31, 2010 AND 2009

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2010	2009

Net (Loss)	$(66,325)	$(29,424)

Weighted-average common shares
Outstanding (Basic)	5,188,688	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,188,688	5,115,400

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2010 and 2009 were as follows:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2009	2008

Computer equipment	3	$1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accumulated depreciation		15,826	13,017
Property and equipment, net		$548	$3,717

There was $3,169 and $7,972 charged to operations for depreciation expense for the years ended December 31, 2010 and 2009, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

The Company has established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of December 31, 2010, the interest rate was 7.0% with an outstanding balance of $3,712. The Company recorded interest expense of $363 and $340 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5-	RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2010 and 2009 is $30,240 and $31,679, respectively.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2010 and 2009 is $3,362 and $3,932, respectively.

The Company has entered into related party loans with shareholders of the Company.  These loans are non-interest bearing and payable on demand.  The amounts owed as of December 31, 2010 and 2009 is $35,701 and $9,999, respectively.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2010 and 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01

As of December 31, 2010 and 2009, the Company has 5,365,400 and 5,115,400 shares of common stock issued and outstanding respectively.

The Company issued 250,000 shares in 2010 for cash in the amount of $48,630.

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

At December 31, 2010, deferred tax assets consist of the following:

Net operating losses	$187,209

Valuation allowance	(187,209)

$-

At December 31, 2010, the Company had a net operating loss carryforward in the amount of $550,614, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2010 and 2009 is summarized as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	4,086	-	-	4,086

Total assets	4,086	-	-	4,086

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9-	CONCENTRATION OF CREDIT RISK

On December 31, 2010 and 2009, 100% of the Company’s accounts receivable was with one customer.

For the years ended December 31, 2010 and 2009, three and one customers represented 100% of the total revenue for the Company. Each of these customers were considered major customers. A major customer is a customer that represents at least 10% of total revenue.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of March 22, 2011 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	39	March, 2000	Chairman, President, CEO, CFO

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

	Employer'sName	Beginning and Ending Dates of Employment	Positions Held	Brief Description of Employer's Business
George Metrakos	GMS Capital Corp.	March 2000 to present	President, CEO, CFO and Director	Inventory Management Software

	Teliphone Corp.	Sep 1, 2004 to present	Director	Telecommunications Company (Public)

	United American Corp.	Nov 8, 2005 to Feb 22, 2008	President, CEO, CFO and Director	Holding Company (Public)

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

As of March 22, 2011, the Company's sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2010, 2009, and 2008:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2010	$40,000	-	-	-	-	-	-	$40,000
CEO, CFO, President &	2009	-	-	-	-	-	-	-	-
Chairman	2008	$13,575	-	-	-	-	-	$4,375	$17,950

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2010.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2010, we did not compensate any of our directors for their services as board members.

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President: George Metrakos is currently compensated $40,000 annually.   The Company does not have an employment agreement with Mr. Metrakos.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as March 22, 2011 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 5925 Monkland Ave., suite 202, Montreal, Quebec H4A 1G7 CANADA.

Name	Title of Class	Shares Beneficially Owned (1)	Percent Class (1)
George Metrakos (2)	Common	2,562,440	47.8%

Officers and Directors As a Group (1 Person)	Common	2,562,440	47.8%

Marcel Côté	Common	1,012,480	18.9%

Jean-Guy Lambert	Common	353,745	6.6%

George Samaan	Common	320,500	6.0%

Officers, Directors and Certain Beneficial Owners As a group (4 persons)	Common	3,928,665	79.2%

(1) Applicable percentage of ownership is based on 5,365,400 shares of fully diluted common stock effective March 22, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of March 22, 2011 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

In addition, there are approximately $69,303 of non-interest bearing advances that were incurred from January 1, 2007 from Officers or Shareholders or company's controlled by Officers and Shareholders.  These advances were provided for cash flow purposes for the Company to sustain its operations.  The breakdown of these advances is as follows:

George Metrakos, advanced $30,240
Marcel Côté advanced $10,566
Jean Lambert $25,135
Metatech Business Solutions Inc.*, $3,362

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

The Company advanced $1,900 to Teliphone Inc. on September 5, 2008.  This advance was subsequently repaid on March 12, 2009.  The Company disclosed this as a related party advance in its notes to the financial statements for the year ended December 31, 2008 since Teliphone Inc. is considered a related party.  George Metrakos, the Company’s President, CEO, CFO and Chairman was also the President of Teliphone Inc., a private Canadian company of which Mr. Metrakos owns a minority stake (5.9% at the time) of Teliphone Inc.’s parent company, Teliphone Corp., a Public, Nevada Company that trades its common stock on the Over-The-Counter Bulletin Board Exchange.

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

Year ended 2010:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2010 was $12,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2010 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2010 was $0.00.

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

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2010 and December 31, 2009 by KBL, LLP is compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by KBL, LLP on our December 31, 2010 and 2009 respectively audits were attributed to work performed by their full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference - originally filed June 16, 2008 on form S-1)
3.2	Bylaws (incorporated by reference - originally filed June 16, 2008 on form S-1)
10.1.	Term Sheet of the Partnership Agreement, Metratech Retail Systems Inc., July 10, 2000 (incorporated by reference - originally filed June 16, 2008 on form S-1)
10.2.	Non-Disclosure Agreement signed with MGA Concept, April 1, 2000 (incorporated by reference - originally filed June 16, 2008 on form S-1)
10.3.	Employment and technology transfer agreement with Junior Active Designs, Inc., October 16, 2000 (incorporated by reference - originally filed June 16, 2008 on form S-1)
10.4.	Form of Services Agreement (incorporated by reference - originally filed June 16, 2008 on form S-1)
10.6.	GMS Capital Corp, Metratech Retail Systems, Inc. Merger Agreement (incorporated by reference - originally filed June 16, 2008 on form S-1)
14.1	Code of Ethics (incorporated by reference - originally filed June 16, 2008 on form S-1)
23.2*	Consent of Independent Registered Public Accounting Firm (KBL, LLP)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
* filed herein. All other items filed previously on June 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS CAPITAL CORP.

Date: March 22, 2011	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: March 22, 2011	By:	/s/ George Metrakos
George Metrakos
Principal Financial Officer

GMS CAPITAL CORP.

Date: March 22, 2011	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: March 22, 2011	By:	/s/ George Metrakos
George Metrakos
Director