Form 10-Q
period 2011-03-31
GMS Capital Corp.
filed 2011-05-03
CIK 1434830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53519

GMS CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Florida	7372	26-1094541
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

5925 Monkland Ave., Montreal, Quebec H4A 1G7 Canada
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 5, 2011 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH  31, 2011 AND 2010

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010

Statements of Operations and Comprehensive Income (Loss)
   For the Three Months Ended March  31, 2011 and 2010 (unaudited)

Statements of Cash Flows For the Three Months Ended
   March 31, 2011 and 2010 (unaudited)

Notes to Financial Statements

GMS CAPITAL CORP.
BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31,2010

ASSETS
	(IN US$)

	March 31,	December 31,
	2011	2010
	(unaudited)
Current Assets:
Cash and cash equivalents	$473	$4,086
Accounts receivable, net	6,455	7,784

Total Current Assets	6,928	11,870

Fixed assets, net of depreciation	438	548

TOTAL ASSETS	$7,366	$12,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$74,903	$65,941
Line of credit	10,091	3,712
Due to related companies	1,383	3,362
Accounts payable and accrued expenses	7,408	826

Total Current Liabilities	93,785	73,841

Total Liabilities	93,785	73,841

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 5,365,400 ashares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(573,590)	(550,614)
Accumulated other comprehensive income (loss)	(27,999)	(25,979)

Total Stockholders' Equity (Deficit)	(86,419)	(61,423)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,366	$12,418

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	IN US$
	2011	2010

OPERATING REVENUES
Sales	$10,539	$8,262

COST OF SALES
Purchases	-	12,309
Total Cost of Sales	-	12,309

GROSS PROFIT (LOSS)	10,539	(4,047)

OPERATING EXPENSES
Selling, general and administrative	33,287	2,889
Depreciation	110	1,940
Total Operating Expenses	33,397	4,829

LOSS BEFORE OTHER INCOME (EXPENSE)	(22,858)	(8,876)

OTHER INCOME (EXPENSE)
Interest expense	(118)	(113)
Total Other Income (Expense)	(118)	(113)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(22,976)	(8,989)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(22,976)	$(8,989)

NET LOSS PER BASIC AND DILUTED SHARES BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(22,976)	$(8,989)
Other comprehensive income (loss)
Currency translation adjustments	(2,020)	(1,177)
Comprehensive income (loss)	$(24,996)	$(10,166)

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	IN US$
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,976)	$(8,989)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	110	1,940

Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,512	(9,558)
Increase in accounts payable and accrued expenses	6,581	550
Total adjustments	8,203	(7,068)

Net cash (used in) operating activities	(14,773)	(16,057)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	6,292	6,699
Decrease in due to/from related parties	(2,058)	-
Proceeds from officers, net of repayments	7,414	8,924

Net cash provided by financing activities	11,648	15,623

Effect of foreign currency	(488)	293

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,613)	(141)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,086	354

CASH AND CASH EQUIVALENTS - END OF PERIOD	$473	$213

CASH PAID DURING THE PERIOD FOR:
Interest expense	$118	$113

The accompanying notes are an integral part of the financial statements.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION  (UNAUDITED)

Going Concern
As shown in the accompanying financial statements the Company has incurred a net loss of ($22,976) and ($8,989) for the three months ended March  31, 2011 and 2010 and has an accumulated deficit of ($573,590) as of March 31, 2011.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month period ended March 31, 2011 and 2010, the Company had translations gains (losses) of ($2,020) and ($1,177), respectively.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at March31, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended March 31, 2011 and 2010 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

(Loss) Per Share of Common Stock(Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2011	2010

Net (Loss)	$(22,976)	$(8,989)

Weighted-average common shares
Outstanding (Basic)	5,365,400	5,115,400

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	5,365,400	5,115,400

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 3-                FIXED ASSETS

Fixed assets as of March 31, 2011 and December 31, 2010 were as follows:

	Estimated Useful	March31,	December 31,
	Lives (Years)	2011	2010

Computer equipment	3	$1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accumulated depreciation		15,936	15,826
Property and equipment, net		$438	$548

There was $110 and $1,940 charged to operations for depreciation expense for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4-	OPERATING LINE OF CREDIT

The Company has established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of March 31, 2011, the interest rate was 7.0% with an outstanding balance of $10,091. The Company recorded interest expense of $118 and $113 for the three months  ended March 31, 2011 and 2010, respectively.

NOTE 5-                RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2011 and December 31, 2010 is $38,364 and $30,240, respectively.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of March 31, 2011 and December 31, 2010 is $1,383 and $3,362, respectively.

The Company has entered into related party loans with shareholders of the Company.  These loans are non-interest bearing and payable on demand.  The amounts owed as of March 31, 2011 and December 31, 2010 is $36,539 and $35,701, respectively.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2010 and 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01

As of March 31, 2011 and December 31, 2010, the Company has 5,365,400 shares of common stock issued and outstanding respectively.
The Company has not issued any shares for the three months ended March 31, 2011.

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

At March 31, 2011, deferred tax assets consist of the following:

Net operating losses	$195,021

Valuation allowance	(195,021)

$-

At March 31, 2011, the Company had a net operating loss carryforward in the amount of $573,590, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 7-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three month periods ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total

Cash equivalents	473	-	-	473

Total assets	473	-	-	473

GMS CAPITAL CORP.
FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 9-                CONCENTRATION OF CREDIT RISK

On March 31, 2011 100% of the Companyès accounts receivables were with three customers.  For the three months ended March 31, 2011 and 2010, three and one customers represented 100% of the revenue for the Company. Each of these customers was considered a major customer.

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

On April 20, 2010, the Company’s Initial Public Offering Prospectus was deemed effective by the Securities and Exchange Commission.  The Company successfully completed its minimum offering on September 17, 2010 with the issuance of 250,000 sold at $0.20 per share and as of October 25, 2010 has commenced the process to request the services of a Market Maker to apply to the Financial Industry Regulatory Authority (FINRA) to have its common stock traded over-the-counter on the OTCBB exchange.  The Company was successful and the Company now trades under the symbol “GMCP”.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during 2007, 2008, 2009, 2010 and 2011.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

CORPORATE OFFICES

The Company's executive offices are currently located at 5925 Monkland Ave. Montreal, Quebec H4A 1G7 Canada.

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

Results of Operations –Three  Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The Company recorded sales of $10,539, of which $9,728 was professional services and $811 was Maintenance revenues for the three month period ending March 31, 2011 as compared to $8,262 of which $5,284 was subscription revenue and $2,978 was  maintenance revenue for the three month period ending March 31, 2010.

The Company's total expenses before interest and income taxes were $33,397 for the three month period ending March 31, 2011 compared to $17,138 for the same period in 2010, primarily as a consequence of an increase in professional services due to increased costs required for reporting compliance with the Securities and Exchange Commission (SEC).  There was an increase in professional services from $12,309 to $25,889 as the company increased its expenditures on legal, accounting and regulatory compliance  professional services associated with the company commencing trading over the counter. Within its operating expenses, there was an increase in selling, general and administrative expenses from $2,363 to $7,321 as the company increased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $1,940 to $110 related to previous acquisitions of equipment and leasehold improvements that are nearing their useful life.

The Company had a net income (loss) of ($22,976) for the three month period ending March 31, 2011 compared to a net income (loss) of ($8,989) for the same period in 2010. The principal reasons for company’s net loss for the three month period ending March 31,  2011 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs resulting in a higher net loss for the period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2011 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

The Company successfully rendered its public offering of stock on Form S-1 on April 20, 2010 which permits the company to sell common stock at $0.20 per share for a total of $800,000 or 4,000,000 shares.  On September 17, 2010, the Company successfully sold its minimum offering of $250,000 shares for a total of $50,000 (CD$).  The Company opted to close its offering after having completed the minimum offering so as to apply to the exchange regulators to have the common stock trade over the counter and to explore other avenues of raising capital and being supported by a trading stock.  The company is still in the process of completing this process.

Liquidity and Capital Resources

For the period ending March 31, 2011:

On The Company's balance sheet as of March 31, 2011, the Company had assets consisting of cash in the amount of $473, accounts receivable of $6,455.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of March 31, 2011 reflects an accumulated deficit of ($573,590) and a stockholders equity (deficit) of ($86,419).

The Company used $ 14,773 of cash in operating activities in 2011 compared to a use of $16,057 for the same period in 2010. This change was attributable in large part to an increase in net loss from operations from ($8,989) in 2010 to ($22,976) in 2011.

The Company did not use nor was provided any cash in investing activities for both 2011 and 2010.

The Company had net cash provided by financing activities of $11,648 in 2011 compared to being provided $15,623 during 20109. This change was primarily attributable to the company having repaid some of its debt to related parties ($2,058)..

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended March 31, 2011. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

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

ITEM 1A - RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2010, which was  filed with the Securities and Exchange Commission on March 22, 2011 (the “Fiscal 2010 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2010 10–K.

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

Dated: May 5, 2011

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer