Form 10-Q
period 2011-06-30
GMS Capital Corp.
filed 2011-08-17
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 17, 2011 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

GMS CAPITAL CORP.
BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31,2010

ASSETS
	(IN US$)

	June 30,	December 31,
	2011	2010
	(unaudited)
Current Assets:
Cash and cash equivalents	$9,160	$4,086
Accounts receivable, net	2,703	7,784

Total Current Assets	11,863	11,870

Fixed assets, net of depreciation	328	548

TOTAL ASSETS	$12,191	$12,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$86,597	$65,941
Line of credit	11,914	3,712
Due to related companies	4,505	3,362
Accounts payable and accrued expenses	6,858	826

Total Current Liabilities	109,874	73,841

Total Liabilities	109,874	73,841

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,365,400 shares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(582,583)	(550,614)
Accumulated other comprehensive income (loss)	(30,270)	(25,979)

Total Stockholders' Equity (Deficit)	(97,683)	(61,423)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,191	$12,418

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	IN US$		IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED

	2011	2010	2011	2010

OPERATING REVENUES
Sales	$24,440	$9,332	$13,901	$1,070

COST OF SALES
Purchases	-	32,292	-	19,983
Total Cost of Sales	-	32,292	-	19,983

GROSS PROFIT (LOSS)	24,440	(22,960)	13,901	(18,913)

OPERATING EXPENSES
Selling, general and administrative	55,863	8,843	22,576	5,954
Depreciation	220	2,949	110	1,009
Total Operating Expenses	56,083	11,792	22,686	6,963

LOSS BEFORE OTHER INCOME (EXPENSE)	(31,643)	(34,752)	(8,785)	(25,876)

OTHER INCOME (EXPENSE)
Interest expense	(326)	(305)	(208)	(192)
Total Other Income (Expense)	(326)	(305)	(208)	(192)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(31,969)	(35,057)	(8,993)	(26,068)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(31,969)	$(35,057)	$(8,993)	$(26,068)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,115,400	5,365,400	5,115,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(31,969)	$(35,057)	$(8,993)	$(26,068)
Other comprehensive income (loss)
Currency translation adjustments	(4,291)	2,639	(2,271)	3,816
Comprehensive income (loss)	$(36,260)	$(32,418)	$(11,264)	$(22,252)

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	IN US$
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,969)	$(35,057)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	220	2,949

Changes in assets and liabilities
Decrease in accounts receivable	5,326	2,022
Increase (decrease) in accounts payable and
and accrued expenses	6,031	(1,152)
Total adjustments	11,577	3,819

Net cash (used in) operating activities	(20,392)	(31,238)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in due to/from related parties	1,037	(707)

Net cash provided by (used in) investing activities	1,037	(707)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	8,085	(5,753)
Increase (Decrease) in due to/from related parties	18,584	45,789

Net cash provided by financing activities	26,669	40,036

Effect of foreign currency	(2,240)	957

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	5,074	9,048

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,086	354

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,160	$9,402

CASH PAID DURING THE PERIOD FOR:
Interest expense	$326	$305

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The Company has grown primarily in the Province of Quebec, Canada through the installation of its software via direct sales to customers.  While sales to date of the software have occurred via a direct sales channel, the Company will look to add further distribution channels to other sectors in the United States and Canada in the coming year.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($31,969 and ($35,057) for the six months ended June 30, 2011 and 2010 and has an accumulated deficit of ($582,583) as of June 30, 2011.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalent.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month period ended June 30, 2011 and 2010, the Company had translations gains (losses) of $(4,291) and $2,639 respectively.

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended June 30, 2011 and 2010 are included in general and administrative expenses in the statements of operations.

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 3-

FIXED ASSETS

Fixed assets as of June 30, 2011 and December 31, 2010 were as follows:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2011	2010

Computer equipment	3	$ 1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accumulated depreciation		16,406	15,826
Property and equipment, net		$ 328	$ 548

There was $220 and $2,949 charged to operations for depreciation expense for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4-

OPERATING LINE OF CREDIT

The Company has established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of June 30, 2011, the interest rate was 7.0% with an outstanding balance of $11,914. The Company recorded interest expense of $326 and $305 for the six months ended June, 2011 and 2010, respectively.

NOTE 5-

RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of June 30, 2011 and December 31, 2010 is $49,775 and $30,240, respectively.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of June 30, 2011 and December 31, 2010 is $4,505 and $3,362, respectively.

The Company has entered into related party loans with shareholders of the Company.  These loans are non-interest bearing and payable on demand.  The amounts owed as of June 30, 2011 and December 31, 2010 is $36,822 and $35,701, respectively.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2011 and December 31, 2010, the Company has 5,365,400 shares of common stock issued and outstanding respectively.

The Company has not issued any shares for the six months ended June 30, 2011.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7-

PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2011, deferred tax assets consist of the following:

At June 30, 2011, the Company had a net operating loss carryforward in the amount of $582,583, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six month periods ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

NOTE 9-

CONCENTRATION OF CREDIT RISK

On June 30, 2011, 100% of the Company’s accounts receivables were with one customer.  For the six months ended June 30, 2011 and 2010, three and one customers represented 100% of the revenue for the Company. Each of these customers was considered a major customer.

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

Results of Operations – Six and Three Months Ended June 30, 2011 Compared to Six and Three Months Ended June 30, 2010

The Company recorded sales of $13,901 of which $103 was maintenance services, $7,597 was professional services and $6,201 was subscription revenue for the three month period ending June 30, 2011 as compared to $1,070 of which $778 was maintenance services and $292 was professional services for the three month period ending June 30, 2010.

The Company recorded sales of $24,440 of which $6,201 was subscription revenue, $17,324 was for professional services and $915 was maintenance services for the six month period ending June 30, 2011 as compared to $9,332 of which $5,284 was subscription revenue, $292 was professional services and $3,756 was maintenance services for the six month period ending June 30, 2010.

The Company's total expenses before interest and income taxes were $22,686 for the three month period ending June 30, 2011 compared to $26,946 for the same period in 2010, primarily as a consequence of an increase in professional services due to increased costs required for reporting compliance with the Securities and Exchange Commission (SEC).  There was a decrease in professional services from $19,983 to $16,839 as the company reduced its expenditures in professional services associated with the delivery of services to its customers as well as reporting obligations with the SEC.  Within its operating expenses, there was an increase in selling, general and administrative expenses from $4,419 to $5,448 as the company increased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $1,009 to $110 related to previous acquisitions of equipment that are nearing their useful life.

The Company's total expenses before interest and income taxes were $56,083 for the six month period ending June 30, 2011 compared to $44,084 for the same period in 2010, primarily as a consequence of an increase in professional services due to increased costs required for reporting compliance with the Securities and Exchange Commission (SEC).  There was a slight increase in professional services from $32,292 to $32,728 as the company increased its expenditures in professional services associated with the delivery of services to its customers as well as reporting obligations with the SEC.  Within its operating expenses, there was an increase in selling, general and administrative expenses from $8,843 to $12,768 as the company increased its expenditures related to administrative costs to run its operations at its head office. There was decrease in depreciation from $2,949 to $220 related to previous acquisitions of equipment that are nearing their useful life.

The Company had a net income (loss) of ($8,993) for the three month period ending June 30, 2011 compared to a net income (loss) of ($26,068) for the same period in 2010. The principal reasons for company’s net loss for the three month period ending June 30, 2011 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs.

As a result, the Company had a net income (loss) of ($31,969) for the six month period ending June 30, 2011 compared to a net income (loss) of ($35,057) for the same period in 2010. The principal reasons for company’s net loss for the six month period ending June 30, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2011 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

The Company successfully rendered its public offering of stock on Form S-1 on April 20, 2010 which permitted the company to sell common stock at $0.20 per share for a total of $800,000 or 4,000,000 shares.  On September 17, 2010, the Company successfully sold its minimum offering of $250,000 shares for a total of $50,000 (CD$).  The Company opted to close its offering after having completed the minimum offering so as to apply to the exchange regulators to have the common stock trade over the counter and to explore other avenues of raising capital and being supported by a trading stock.  The company is still in the process of achieving this.

Liquidity and Capital Resources

For the period ending June 30, 2011:

On The Company's balance sheet as of June 30, 2011, the Company had assets consisting of cash in the amount of $9,160, accounts receivable of $2,703.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of June 30, 2011 reflects an accumulated deficit of ($582,583) and a stockholders equity (deficit) of ($97,683).

The Company used $20,392 of cash in operating activities in 2011 compared to a use of $31,238 for the same period in 2010. This change was attributable in large part to a decrease in net loss from operations.

The Company was provided $1,037 of cash in investing activities in 2011 compared to a use of  $707 for the same period in 2010. This change was primarily attributable to decrease in amounts borrowed from related parties.

The Company had net cash provided by financing activities of $26,669 in 2011 compared to being provided $40,036 during 2010. This change was primarily attributable to an increase of proceeds provided from officers of $18,584 and an increase of proceeds provided from the Company’s operating credit line of $8,085.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended June 30, 2011. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

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

Dated: August 17, 2011

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer