Form 10-Q/A
period 2011-06-30
GMS Capital Corp.
filed 2011-10-28
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53519

GMS CAPITAL CORP.

(Exact name of Registrant as specified in its charter)

Florida	7372	30-0651002
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

5925 Monkland Ave., Montreal, Quebec H4A 1G7 Canada

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 514-287-0103

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-Accelerated filer

☐

(Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 28, 2011, there were 5,365,400 shares of the issuer's $0.001 par value common stock issued and outstanding.

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 17, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: October 28, 2011

GMS CAPITAL CORP.

/s/  George Metrakos

Lawry Trevor-Deutsch

Chief Executive Officer and President

GMS CAPITAL CORP.

/s/  George Metrakos

Lawry Trevor-Deutsch

Principal Financial Officer

GMS CAPITAL CORP.

/s/  George Metrakos

Lawry Trevor-Deutsch

Principal Accounting Officer