Form 10-Q
period 2011-09-30
GMS Capital Corp.
filed 2011-11-17
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 17, 2011 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

GMS CAPITAL CORP.
BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31,2010

ASSETS
	(IN US$)

	September 30,	December 31,
	2011	2010
	(unaudited)
Current Assets:
Cash and cash equivalents	$ 491	$ 4,086
Accounts receivable, net	5,348	7,784

Total Current Assets	5,839	11,870

Fixed assets, net of depreciation	218	548

TOTAL ASSETS	$ 6,057	$ 12,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances - Shareholders	$ 74,827	$ 65,941
Line of credit	10,362	3,712
Due to related companies	7,466	3,362
Accounts payable and accrued expenses	4,796	826

Total Current Liabilities	97,451	73,841

Total Liabilities	97,451	73,841

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,365,400 shares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(584,334)	(550,614)
Accumulated other comprehensive income (loss)	(22,232)	(25,979)

Total Stockholders' Equity (Deficit)	(91,396)	(61,423)

TOTAL LIALITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,056	$ 12,418

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	IN US$		IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED

	2011	2010	2011	2010

OPERATING REVENUES
Sales	$ 31,675	$ 24,157	$ 7,235	$ 14,825

COST OF SALES
Purchases	-	63,150	-	30,858
Total Cost of Sales	-	63,150	-	30,858

GROSS PROFIT (LOSS)	31,675	(38,993)	7,235	(16,033)

OPERATING EXPENSES
Selling, general and administrative	64,526	18,212	8,663	9,370
Depreciation	330	3,059	110	110
Total Operating Expenses	64,856	21,271	8,773	9,480

LOSS BEFORE OTHER INCOME (EXPENSE)	(33,181)	(60,264)	(1,538)	(25,513)

OTHER INCOME (EXPENSE)
Interest expense	(539)	(305)	(213)
Total Other Income (Expense)	(539)	(305)	(213)	-

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(33,720)	(60,569)	(1,751)	(25,513)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$ (33,720)	$ (60,569)	$ (1,751)	$ (25,513)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,129,150	5,365,400	5,156,161

COMPREHENSIVE INCOME (LOSS)
Net loss	$ (33,720)	$ (60,569)	$ (1,751)	$ (25,513)
Other comprehensive income (loss)
Currency translation adjustments	3,747	1,565	8,038	(1,074)
Comprehensive income (loss)	$ (29,973)	$ (59,004)	$ 6,287	$ (26,587)

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	IN US$
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (33,720)	$ (60,569)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	330	3,059

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,105	(4,658)
Increase (decrease) in accounts payable and and accrued expenses	3,971	7,257
Total adjustments	6,406	5,658

Net cash (used in) operating activities	(27,314)	(54,911)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	6,808	(5,983)
Proceeds received from the sale of common stock	-	48,630
Increase (decrease) in due to/from related parties	15,940	10,317

Net cash provided by financing activities	22,748	52,964

Effect of foreign currency	971	2,924

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,595)	977

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,086	354

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 491	$ 1,331

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 539	$ 305

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($33,720) and ($60,569) for the nine months ended September 30, 2011 and 2010 and has an accumulated deficit of ($584,334) as of September 30, 2011.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended September 30, 2011 and 2010 are included in general and administrative expenses in the statements of operations.

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

September 30,

September 30,

2011

2010

Net Income (Loss)

$ (33,720)

$ (60,569)

Weighted average common shares

Outstanding (Basic)

5,365,400

5,129,150

Weighted average common stock

Equivalents

Stock Options

-

-

Warrants

-

-

Weighted average common shares

Outstanding (Diluted)

5,465,400

5,129,150

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the financial statements.

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 did not have a material impact on the Company’s results of operations or financial position.

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

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 3-

FIXED ASSETS

Fixed assets as of September 30, 2011 and December 31, 2010 were as follows:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2011	2010

Computer equipment	3	$ 1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accumulated depreciation		16,516	15,826
Property and equipment, net		$ 218	$ 548

There was $330 and $3,059 charged to operations for depreciation expense for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4-

OPERATING LINE OF CREDIT

The Company has established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of September 30, 2011, the interest rate was 8.0% with an outstanding balance of $10,362. The Company recorded interest expense of $539 and $305 for the nine months ended September, 2011 and 2010, respectively.

NOTE 5-

RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of September 30, 2011 and December 31, 2010 is $40,646 and $30,240, respectively.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of September 30, 2011 and December 31, 2010 is $7,466 and $3,362, respectively.

The Company has entered into related party loans with shareholders of the Company.  These loans are non-interest bearing and payable on demand.  The amounts owed as of September 30, 2011 and December 31, 2010 is $34,427 and $35,701, respectively.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2011 and December 31, 2010, the Company has 5,365,400 shares of common stock issued and outstanding respectively.

The Company has not issued any shares for the nine months ended September 30, 2011.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 7-

PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2011, deferred tax assets consist of the following:

Net operating losses

$198,674

Valuation allowance

(198,674)

$

-

At September 30, 2011, the Company had a net operating loss carryforward in the amount of $584,334, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine month periods ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

NOTE 9-

CONCENTRATION OF CREDIT RISK

On September 30, 2011, 100% of the Company’s accounts receivables were with two customers.  For the nine months ended September 30, 2011 and 2010, two and one customers represented 100% of the revenue for the Company. Each of these customers was considered a major customer.

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

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the financial statements.

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s results of operations or financial position.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the

Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of this standard did not materially impact the Company’s financial statements.

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

Results of Operations – Nine and Three Months Ended September 30, 2011 Compared to Nine and Three Months Ended September 30, 2010

The Company recorded sales of $7,235 of which$6,201 was professional services and $1,034 was subscription revenue for the three month period ended September 30, 2011 as compared to $14,825 of which all was professional services for the three month period ended September 30, 2010.

The Company recorded sales of $31,675 of which $7,235 was subscription revenue, $23,525was for professional services and $915 was maintenance services for the nine month period ended September 30, 2011 as compared to $24,157 of which $5,284 was subscription revenue, $15,117 was professional services and $3,756 was maintenance services for the nine month period ended September 30, 2010.

The Company's total expenses before interest and income taxes were $8,773 for the three month period ended September 30, 2011 compared to $40,338 for the same period in 2010, primarily as a consequence of a decrease in professional services required to maintain the company's  reporting compliance with the Securities and Exchange Commission (SEC).  There was a decrease in Purchases of professional services required to deliver services to customers from $30,858 to $0 as the company was able to deliver its services without the use of external consultants.  Within its operating expenses, there was a decrease in selling, general and administrative expenses from $9,370 to $8,663 as the company decreased its expenditures related to administrative costs to run its operations at its head office. There was no net increase or decrease in depreciation (of $110)  related to previous acquisitions of equipment that are nearing their useful life.

The Company's total expenses before interest and income taxes were $64,856 for the nine month period ended September 30, 2011 compared to $84,421 for the same period in 2010, primarily as a consequence of a decrease in professional services for reporting compliance with the Securities and Exchange Commission (SEC).  There was a decrease in Purchases of professional services required to deliver services to customers from $63,150 to $0 as the company was able to deliver its services without the use of external consultants.  Within its operating expenses, there was an increase in selling, general and administrative expenses from $18,212 to $64,526 as the company increased its expenditures related to administrative costs to run its operations at its head office, particularly in the first six months of Fiscal Year 2011. There was decrease in depreciation from $3,059 to $330 related to previous acquisitions of equipment that are nearing their useful life.

The Company had a net income (loss) of ($1,751) for the three month period ended September 30, 2011 compared to a net income (loss) of ($25,513) for the same period in 2010. The principal reasons for company’s net loss for the three month period ended September 30, 2011 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs.

As a result, the Company had a net income (loss) of ($33,720) for the nine month period ended September 30, 2011 compared to a net income (loss) of ($60,569) for the same period in 2010. The principal reasons for company’s net loss for the nine month period ended September 30, 2010 as compared to the prior period is because the company was unable to achieve the level of revenues required to sustain its operating costs.

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

Liquidity and Capital Resources

For the period ended September 30, 2011:

On The Company's balance sheet as of September 30, 2011, the Company had assets consisting of cash in the amount of $491, accounts receivable of $5,348.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of September 30, 2011 reflects an accumulated deficit of ($584,334) and a stockholders equity (deficit) of ($91,396).

The Company used $27,314 of cash in operating activities in 2011 compared to a use of $54,911 for the same period in 2010. This change was attributable in large part to a decrease in net loss from operations, a decrease in accounts receivable from ($4,658) to $2,105 and a decrease in accounts payable from $7,257 to $3,971..

The Company had net cash provided by financing activities of $22,748 in 2011 compared to being provided $52,964 during 2010. This change was primarily attributable to an increase of proceeds provided from the company line of credit of $6,808 and an increase in related party debt of $15,940 as compared to the prior year where the company had repaid its line of credit ($5,983), received $48,630 in proceeds from the sale of common stock and $10,317 increase in related party debt

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended September 30, 2011. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: November 17, 2011

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer