Form 10-K
period 2011-12-31
GMS Capital Corp.
filed 2012-02-29
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates: $1,077,551.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of February 29, 2012, was 5,365,400.

Documents incorporated by reference

None.

GMS CAPITAL CORP.

Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during the years 2007 to 2011 inclusive.

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

Risks Related to Our Common Stock.

Future Sales of Common Stock Could Depress the Price of our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. There are presently 5,365,400 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act of which 3,928,665 are held by affiliates.  Within these affiliated shares, 2,578,000 are subject to the limitations placed on shares that would be subject to the comments from Kenneth Worm to Richard Wolffe. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of rule 144.  Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a six month holding period. Any sales of shares by shareholders pursuant to rule 144 may have a depressive effect on the price of our common stock.

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

Our common stock is currently quoted on the Over-The-Counter-Bulletin-Board electronic quotation system.  Our shares are quoted under the symbol “GMCP”.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC Bulletin Board.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2011

Fiscal Quarter Ended:

High Bid

Low Bid

March 31, 2011

NOT TRADING

June 30, 2011

NOT TRADING

September 30, 2011

NOT TRADING

December 31, 2011

$0.75

$0.50

Fiscal Year Ended December 31, 2010

NOT TRADING

As of February 29, 2012 there were 5,365,400 of our common stock outstanding and 40 holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Results of Operations, Fiscal Year End December 31, 2011 versus 2010

The Company recorded sales of $39,495 of which $10,167 was subscription revenue, $28,413 was professional services and $915 was maintenance revenue for the year ended December 31, 2011 as compared to $37,347 of which $5,284 was subscription revenue, $28,307 was professional services revenue and $3,756 was maintenance revenue for the year ended December 31, 2010.

The Company’s total Cost of sales was $2,719 compared with $16,973 for the year ended December 31, 2010.  This resulted in a total Gross Margin of $36,776 in 2011 as compared with $20,374 in 2010.

The Company's total expenses before interest and income taxes were $77,475 for the year ended December 31, 2011 compared to $86,336 for the year ended December 31, 2010, primarily as a consequence of an increase in professional services related to the costs associated with the raising of capital through the US public market system.  In particular, there was a decrease in legal and professional fees and a decrease in selling, general and administrative expenses as the Company continued to do business with the same number of customer as the year prior. There was a decrease in depreciation from $3,169 to $548 related to no new acquisitions of equipment during the fiscal year and the fact that several pieces of equipment have now been fully depreciated.

As a result, the Company had a net (loss) of ($41,475) for the year ended December 31, 2011 compared to a net (loss) of ($66,325) for the year ended December 31, 2010. The principal reasons for the company's net loss for the year ended December 31, 2011 and 20010 is that the company’s revenues through the sales of its products and services have not achieved the necessary level to cover the costs of professional services required to maintain the

Plan of Operations and Need for Additional Financing

The Company's plan of operations for 2012 is to build a subscriber base of suppliers to major retailers who purchase software on a monthly subscription basis. Along with the subscription revenues, the Company will also sell professional services, maintenance and software fees to the same customers.

Liquidity and Capital Resources

For the year ended December 31, 2011:

On the Company's balance sheet as of December 31, 2011, the Company had assets consisting of cash in the amount of $611, accounts receivable in the amount of $6,388 and no fixed assets. This compares with assets consisting of cash in the amount of $4,086, accounts receivable of $7,784 and fixed assets of $548 at the year ended December 31, 2010.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers. Consequently, the Company's balance sheet as of December 31, 2011 reflects an accumulated deficit of ($592,089) and a stockholder’s deficit of ($101,625).  This compares with an accumulated deficit of ($550,614) and a stockholder’s deficit of ($61,423) at the year ended December 31, 2010.

The Company used $37,124 of cash in operating activities in 2011 compared with a use of $65,908 in 2010. This change was attributable in large part to a decrease in the net loss since the prior year of $24,850.

The Company was provided $14,171 in cash from investing activities in 2011 compared to using $750 in 2010. This change was attributable to a decrease in amounts due to related parties.

The Company had net cash provided by financing activities of $19,042 in 2011 compared to being provided $68,013 in 2010. This change was primarily attributable to the Company having received proceeds from the sale of common stock of $48,630 in 2010 and requiring less proceeds from officers in the amount of $10,471.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.  The Company did not incur Research and Development expenses during the years 2007 to 2011 inclusive.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2011. The adoption of this principle had no effect on the Company’s operations.

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

As of December 31, 2011 and 2010

Statement of Operations and Comprehensive Income (Loss)

F-3

For the Years ended December 31, 2011 and 2010

Statement of Changes in Stockholder’s Equity (Deficit)

F-4

For the Years ended December 31, 2011 and 2010

Statement of Cash Flows

F-5

For the Years ended December 31, 2011 and 2010

Notes to Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GMS Capital Corp.

Montreal, Canada

We have audited the accompanying balance sheets of GMS Capital Corp. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMS Capital Corp. as of December 31, 2011 and 2010, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

February 28, 2012

GMS CAPITAL CORP.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS
	(IN US$)
	2011	2010

Current Assets:
Cash and cash equivalents	$611	$4,086
Accounts receivable, net	6,388	7,784

Total Current Assets	6,999	11,870

Fixed assets, net of depreciation	-	548

TOTAL ASSETS	$6,999	$12,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$4,000	$826
Advances - Shareholders	75,922	65,941
Line of credit	11,241	3,712
Due to related companies	17,460	3,362

Total Current Liabilities	108,623	73,841

Total Liabilities	108,623	73,841

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
5,365,400 and 5,365,400 shares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(592,089)	(550,614)
Accumulated other comprehensive income (loss)	(24,706)	(25,979)

Total Stockholders' Equity (Deficit)	(101,625)	(61,423)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,999	$12,418

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

OPERATING REVENUES
Sales	$39,495	$37,347

COST OF SALES
Purchases	2,719	16,973
Total Cost of Sales	2,719	16,973

GROSS PROFIT (LOSS)	36,776	20,374

OPERATING EXPENSES
Selling, general and administrative	76,927	83,167
Depreciation	548	3,169
Total Operating Expenses	77,475	86,336

LOSS BEFORE OTHER INCOME (EXPENSE)	(40,699)	(65,962)

OTHER INCOME (EXPENSE)
Interest expense	(776)	(363)
Total Other Income (Expense)	(776)	(363)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(41,475)	(66,325)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(41,475)	$(66,325)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,188,688

COMPREHENSIVE INCOME (LOSS)
Net loss	$(41,475)	$(66,325)
Other comprehensive income (loss)
Currency translation adjustments	1,273	(275)
Comprehensive income (loss)	$(40,202)	$(66,600)

GMS CAPITAL CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2007	5,115,400	$5,115	$461,425	$(391,589)	$(32,298)	$42,653

Net loss for the year ended December 31, 2008	-	-	-	(63,276)	6,082	(57,194)

Balance December 31, 2008	5,115,400	$5,115	$461,425	$(454,865)	$(26,216)	$(14,541)

Net loss for the year ended December 31, 2009	-	-	-	(29,424)	512	(28,912)

Balance December 31, 2009	5,115,400	5,115	461,425	(484,289)	(25,704)	(43,453)

Sale of Common Stock	250,000	250	48,380	-	-	48,630

Net loss for the year ended December 31, 2010	-	-	-	(66,325)	(275)	(66,600)

Balance December 31, 2010	5,365,400	5,365	509,805	(550,614)	(25,979)	(61,423)

Net loss for the year ended December 31, 2011	-	-	-	(41,475)	1,273	(40,202)

Balance December 31, 2011	5,365,400	$5,365	$509,805	$(592,089)	$(24,706)	$(101,625)

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	IN US$
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,475)	$(66,325)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	548	3,169

Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,331	(4,380)
Increase in accounts payable and
and accrued expenses	2,472	1,628
Total adjustments	4,351	417

Net cash (used in) operating activities	(37,124)	(65,908)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in due to/from related parties	14,171	(750)

Net cash provided by (used in) investing activities	14,171	(750)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from common stock	-	48,630
Proceeds from line of credit, net of repayments	7,611	(2,519)
Proceeds from officers, net of repayments	11,431	21,902

Net cash provided by financing activities	19,042	68,013

Effect of foreign currency	436	2,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,475)	3,732

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,086	354

CASH AND CASH EQUIVALENTS - END OF PERIOD	$611	$4,086

CASH PAID DURING THE PERIOD FOR:
Interest expense		$-

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($41,475) and ($66,325) for the years ended December 31, 2011 and 2010 and has an accumulated deficit of ($592,089) as of December 31, 2011.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company has been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues sought.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at December 31, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2011 and 2010 are included in general and administrative expenses in the statements of operations.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2011. The adoption of this principle had no effect on the Company’s operations.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 3-

FIXED ASSETS

Fixed assets as of December 31, 2011 and 2010 were as follows:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2011	2010

Computer equipment	3	$ 1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accumulated depreciation		16,734	15,826
Property and equipment, net		$ 0	$ 548

There was $548 and $3,169 charged to operations for depreciation expense for the years ended December 31, 2011 and 2010, respectively.

NOTE 4-

OPERATING LINE OF CREDIT

The Company has established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  The interest rate charged is a floating rate, bank prime rate + 2%.  As of December 31, 2011, the interest rate was 8.0% with an outstanding balance of $11,241. The Company recorded interest expense of $776 and $363 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5-

RELATED PARTY LOANS

The Company has entered into related party loans with an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2011 and 2010 are $41,006 and $30,240, respectively.

The Company has entered into related party loans with a company owned and controlled by an officer of the Company.  This loan is non-interest bearing and payable on demand.  The amounts owed as of December 31, 2011 and 2010 are $17,460 and $3,362, respectively.

The Company has entered into related party loans with shareholders of the Company.  These loans are non-interest bearing and payable on demand.  The amounts owed as of December 31, 2011 and 2010 are $34,916 and $35,701, respectively.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2011 and 2010, the Company has 5,365,400 shares of common stock issued and outstanding respectively.

As of December 31, 2011 and 2010, the Company has 125,000,000 shares of common stock authorized with a par value of $0.01

The Company has not issued any shares for the year ended December 31, 2011.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7-

PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2011, deferred tax assets consist of the following:

At December 31, 2011, the Company had a net operating loss carryforward in the amount of $592,089, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 9-

CONCENTRATION OF CREDIT RISK

On December 31, 2011, 100% of the Company’s accounts receivables were with one customer.  For the years ended December 31, 2011 and 2010, three and two customers represented 100% of the revenue for the Company. Each of these customers was considered a major customer.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified during the year ended December 31, 2011.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of February 27,2012 the names, positions and ages of our current executive officers and directors.  Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify.  Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	40	March, 2000	Chairman, President, CEO, CFO

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

	Employer'sName	Beginning and Ending Dates of Employment	Positions Held	Brief Description of Employer's Business
George Metrakos	GMS Capital Corp.	March 2000 to present	President, CEO, CFO and Director	Inventory Management Software

	Teliphone Corp.	Sep 1, 2004 to Jan 12, 2012	Director	Telecommunications Company (Public)

	United American Corp.	Nov 8, 2005 to Feb 22, 2008	President, CEO, CFO and Director	Holding Company (Public)

Mr. Metrakos is part-time with GMS and oversees the activities of two part-time employees during the process of delivery of services to customers, as well as overseeing and working on the process of SEC-required public filings and financial statement production.  Mr. Metrakos also acts as President of Metratech Business Solutions Inc., a consulting company.  As a consultant, he performs financial, operational and Information Technology Infrastructure consulting to clients in non-related industries.

Compensation of Directors

Mr. Metrakos, Chairman of the Board and sole Director, is also the Company’s President, CEO and CFO.  Mr. Metrakos does not receive compensation as a Director.  Mr. Metrakos currently does receive compensation as on officer as disclosed in the “Executive Compensation” section.

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

As of February 29, 2012, the Company's sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2011, 20010, and 2009:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2011	$20,000	-	-	-	-	-	-	$20,000
CEO, CFO, President &	2010	40,000	-	-	-	-	-	-	$40,000
Chairman	2009	-	-	-	-	-	-	-	-

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2011.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2011, we did not compensate any of our directors for their services as board members.

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

(1) Applicable percentage of ownership is based on 5,365,400 shares of fully diluted common stock effective February 29, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of February 29, 2012 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) George Metrakos controls 2,562,440 shares of his stock through Metratech Business Solutions Inc of which is beneficially owned by his Family Trust.

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

In addition, there are approximately $69,303 of non-interest bearing advances that were incurred from January 1, 2007 from Officers or Shareholders or company's controlled by Officers and Shareholders.  These advances were provided for cash flow purposes for the Company to sustain its operations.  The breakdown of these advances as of December 31, 2011 is as follows:

George Metrakos, advanced $41,006

Marcel Côté advanced $10,333

Jean Lambert $24,583

Metatech Business Solutions Inc.*, $17,460

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

Year ended 2011:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2011 was $12,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2011 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2011 was $0.00.

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

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2011 and December 31, 2010 by KBL, LLP is compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by KBL, LLP on our December 31, 2011 and 2010 respectively audits were attributed to work performed by their full-time, permanent employees.

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

GMS CAPITAL CORP.

Date: February 29, 2012	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

GMS CAPITAL CORP.

Date: February 29, 2012	By:	/s/ George Metrakos
George Metrakos
Principal Financial Officer

GMS CAPITAL CORP.

Date: February 29, 2012	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

GMS CAPITAL CORP.

Date: February 29, 2012	By:	/s/ George Metrakos
George Metrakos
Director