Form 10-Q
period 2012-03-31
GMS Capital Corp.
filed 2012-05-21
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53519

GMS CAPITAL CORP.

(Exact name of Registrant as specified in its charter)

Florida

7372

26-1094541

(State or jurisdiction of

(Primary Std.

(IRS Employer ID #)

Incorporation or

Industrial Classification

Organization)

Code #)

3055 L’Assomption Blvd., Montreal, Quebec H1N 2H1 Canada

(Address of principal executive offices) (Zip Code)

5925 Monkland Ave, suite 202, Montreal, Quebec H4A 1G7 Canada

(Former address of principal executive offices) (Zip Code)

514-254-9473

Registrant’s telephone number, including area code

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

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 21, 2012 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements:

Balance Sheet as of March 31, 2012 (unaudited) and December 31, 2011

Statement of Operations and Comprehensive Income (Loss) for the Three Months

Ended March 31, 2012 and 2011 (unaudited)

Statement of Cash Flows for the Three Months Ended March 31, 2012 and 2011

6

(unaudited)

Notes to Financial Statements (unaudited)

7

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

45

Item 4.

Controls and Procedures

45

PART II – OTHER INFORMATION

46

Item 1.

Legal Proceedings

46

Item 1A.

Risk Factors

46

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

58

Item 3.

Defaults upon Senior Securities

58

Item 4.

Submission of Matters to a Vote of Security Holders

58

Item 5.

Other Information

58

Item 6.

Exhibits

58

Signatures

59

GMS CAPITAL CORP.
BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31,2011

ASSETS
	(IN US$)
	March 31,	December 31,
	2012	2011
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,449	$611
Accounts receivable, net	1,635	6,388

Total Current Assets	3,084	6,999

TOTAL ASSETS	$3,084	$6,999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances	$5,387	$75,922
Secured Note Payable	105,000	-
Line of credit	-	11,241
Due to related companies	75,909	17,460
Accounts payable and accrued expenses	15	4,000

Total Current Liabilities	186,311	108,623

Total Liabilities	186,311	108,623

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,365,400 shares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(675,735)	(592,089)
Accumulated other comprehensive income (loss)	(22,663)	(24,706)

Total Stockholders' Equity (Deficit)	(183,228)	(101,625)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,084	$6,999

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
	IN US$
	2012	2011
OPERATING REVENUES
Sales	$2,997	$10,539

COST OF SALES
Purchases	3,310	-
Total Cost of Sales	3,310	-

GROSS PROFIT (LOSS)	(313)	10,539

OPERATING EXPENSES
Selling, general and administrative	83,334	33,287
Depreciation	-	110
Total Operating Expenses	83,334	33,397

LOSS BEFORE OTHER INCOME (EXPENSE)	(83,646)	(22,858)

OTHER INCOME (EXPENSE)
Interest expense	-	(118)
Total Other Income (Expense)	-	(118)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(83,646)	(22,976)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE
TO COMMON SHARES	$(83,646)	$(22,976)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,365,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$(83,646)	$(22,976)
Other comprehensive income (loss)
Currency translation adjustments	2,043	(2,020)
Comprehensive income (loss)	$(84,600)	$(24,996)

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	IN US$
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,646)	$(22,976)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	110

Changes in assets and liabilities
Decrease in accounts receivable	8,958	1,512
Increase (decrease) in accounts payable and
and accrued expenses	(3,272)	6,581
Total adjustments	5,686	8,203

Net cash (used in) operating activities	(77,960)	(14,773)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	472	6,292
Increase (decrease) in due to/from related parties	78,906	(2,058)
Proceeds from officers, net of repayments	(693)	7,414

Net cash provided by financing activities	78,685	11,648

Effect of foreign currency	113	(488)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	838	(3,613)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	611	4,086

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,449	$473

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$118

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of related party payables and officers payables to Secured Note Payable	$105,000	$-

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2011 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

GMS Capital Corp. (the “Company” or “GMS”), a Florida Corporation, was founded on March 9, 2000. Originally our Company was doing business as Metratech Retail Systems Inc., a Canadian Corporation up until the reincorporation as GMS Capital Corp. in the State of Florida on September 18, 2007. The purpose of our Company was to develop and market inventory management software for suppliers to major retailers to enable suppliers to forecast consumer demand for their products and to optimize their production and inventory accordingly. The Company's objective in the reincorporation in the state of Florida is to raise capital through the issuance of stock on the public markets in the US once achieving regulatory approval. Thus far, the Company has grown primarily in the Province of Quebec, Canada through the installation of its software via direct sales to customers.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONT’D)

Recently, following a review of our software operations, we have decided to abandon our software business effective April 1, 2012 and to engage in the distribution, marketing and sale of cosmetics and cosmetics-related products primarily in Canada, France and the French Caribbean.  To that effect, On March 16, 2012, our Company entered into and closed a License and Distribution Agreement (the “License Agreement”) with 8012415 Canada Inc. (“Canada”) pursuant to which Canada granted the Company an exclusive worldwide license to distribute, market and sell the Nacara brand cosmetic products (the “Products”), excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. The Products include a full line of cosmetic products aimed at women with darker complexions and is currently available in Canada at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart and in France at retailers including Galeries Lafayette, Marionnaud, Nocibé and Beauty Success.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONT’D)

Going Concern

As shown in the accompanying financial statements the Company has incurred a net loss of ($83,646) and ($22,976) for the three months ended March 31, 2012 and 2011 and has an accumulated deficit of ($675,735) as of March 31, 2012.  The Company’s limited customer base exposes them to significant risk of future revenues.  The Company had been searching for new distribution channels to sell their software and services to provide additional revenues to support their operations.  The Company has elected to pursue opportunities in the international Cosmetics Industry and is in the process of discontinuing its software business.  Regardless of this transition, there is no guarantee that the Company will be able to raise additional capital, under terms satisfactory to the Company, or generate the increase in revenues sought.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales in its new line of Cosmetics products as well as the Company’s ability to continue to expand its distribution channels.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported and disclosures included in the consolidated financial statements. Actual results could differ from those assumptions and estimates. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the consolidated financial statements.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

Short-Term Investments

From time to time, the Company may have short-term investments which may consist of certificates of deposit with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes our credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions.

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible.  Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Derivatives

All derivative instruments are recorded as either assets or liabilities and measured at fair value. The Company uses derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in equity (as a component of accumulated other comprehensive income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. The Company also holds certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in earnings immediately.

Goodwill and Other Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. Impairment of goodwill is evaluated using a two step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Long-Lived Assets (Cont’d)

Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions the Company makes will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, the Company engages third party valuation specialists to advise us.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. To determine fair value of indefinite-lived intangible assets, the Company uses an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, impairment is recorded.

Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value.

Concentration of Credit Risk

The Company is a worldwide marketer and distributor of fragrance and fragrance related products, and sells its products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition

Prior to March 31, 2012, the Company generated revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.  The Company began the process of abandoning its software business on April 1, 2012 and in turn began to sell specialty cosmetics products.

The Company sells its products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses.

Package Development Costs

Package development costs associated with new products and redesigns of existing product packaging are expensed as incurred.

Operating Leases

The Company recognizes rent expense from operating lease with various step rent provisions, rent concessions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. In the event the Company receives capital improvement funding from its landlord, these amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

License Agreements

The Company’s current License Agreement provides the Company with worldwide rights to market and sell cosmetics and cosmetics related products under the Nacara brand of cosmetic products, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company.  The Company’s License Agreement has a term of five years and will automatically renew for an additional five years provided that our Company Product sales of at least US$6 million in the first year, US$15 million in the second year and US$25 million in the third year following the date of the License Agreement.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

License Agreements (Cont’d)

Such licenses and rights to market and sell cosmetics and cosmetics related products typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, typically range from approximately 2 years to 15 years.  Under each license, the Company is usually required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

The Company’s licenses are entered into to create additional sales.  In some cases, the Company may pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing cosmetic business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

In addition, the Company may be exposed to certain concentration risks. Currently our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc. which is itself controlled by Mrs. Caroline Coulombe, our principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti dilutive for periods presented.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(Loss) Per Share of Common Stock (Cont’d)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2012	March 31, 2011

Net Income (Loss)	($83,646)	($22,976)

Weighted average common shares Outstanding (Basic)	5,365,400	5,365,400

Weighted average common stock Equivalents Stock Options	729,729

Warrants

Weighted average common shares Outstanding (Diluted)	6,095,129	5,365,400

The Company issued 729,729 options to purchase stock during the period ended March 31, 2012.  These options have not been vested and are tied to the purchase of 10,000,000 shares of common stock of 8012415 Canada Inc. by the Company.  The option expires on March 16, 2017.  If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been anti dilutive.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (Cont’d)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3- FIXED ASSETS

Fixed assets as of March 31, 2012 and December 31, 2011 were as follows:

	Estimated Useful Lives (Years)	March 31, 2012	December 31, 2011

Computer equipment	3	$ 1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accum depreciation		16,734	16,734
Property and equipment, net		$0	$0

NOTE 4- OPERATING LINE OF CREDIT

Prior to March 9, 2012, The Company had established an operating line of credit of CDN$15,000 with a bank through a credit card, with the full outstanding amount guaranteed by a Director.  On March 9, 2012, the outstanding balance of $11,780 was converted as part of a secured loan by the former shareholders of the Company.  See NOTE – 5 RELATED PARTY LOAN CONVERSION.

The Company does not have an operating line of credit as of March 31, 2012.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 5- RELATED PARTY LOAN CONVERSION

Prior to March 9, 2012, the Company had entered into related party loan agreements with an officer and various shareholders of the Company.  On March 9, 2012, the $105,000 outstanding (collectively the Operating line of Credit (see NOTE 4) and the related party loans from the Officer and Shareholders) were converted into a secure, non-interest bearing Promissory Note of equivalent value, payable on July 1, 2012.  The loan amount is backed by a General Security Agreement which provides for a general, first ranked lien on all of the assets of the Company.

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2012 and December 31, 2011, the Company had 5,365,400 shares of common stock issued and outstanding respectively.

The Company has not issued any shares for the three months ended March 31, 2012.

On March 16, 2012, as part of the License Agreement to obtain the exclusive worldwide rights to distribute, market and sell cosmetic products under the Nacara brand, excluding the territories of Finland, Russia and Sweden, we granted to Nacara Montreal Inc., a Canadian corporation controlled Mrs Caroline Coulombe, our principal officer, an option to purchase 729,729 shares of the Company’s common stock. The option expires on March 16, 2017 and can only be exercised by Nacara Montreal Inc if the Company exercises its own option to purchase from Nacara Montreal Inc. 10,000,000 shares of Class D common stock of 8012415 Canada Inc. The option granted to Nacara Montreal Inc to purchase 729,729 shares of the Company's common stock has not yet been.  The option granted to Nacara Montreal Inc to purchase 729,729 shares of the Company's common stock will become vested only if and when the Company exercises its option to purchase from Nacara Montreal Inc. 10,000,000 shares of Class D common stock of 8012415 Canada Inc.

On March 9, 2012, 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation controlled by Mrs. Caroline Coulombe, our principal officer, purchased from Metratech Business Solutions Inc. and Marcel Côté an aggregate of 3,574,920 shares of common stock of the Company representing approximately 66.63% of the Company’s issued and outstanding common stock.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT) (CONT’D)

Common Stock (Cont’d)

On March 20, 2012, in consideration of Nacara Montreal Inc and 8012415 Canada Inc willingness to enter into the transactions above and in order to provide an appropriate capital structure for the Company, the Company entered into a Stock Cancellation Agreement with 7776446 Canada Inc. doing business as Cosmera Inc. pursuant to which Cosmera Inc. agreed to proceed to the cancellation of all of the shares it owns in the Company within 30 days after the Company obtains approval by shareholders to change the name of the Company to ‘’Nacara World Corp.’’ and the effectiveness of a 12 to 1 forward split of the Company’s common stock.

As of March 20, 2012, the Company had 5,365,400 shares of its common stock issued and outstanding. Upon the effectiveness of the cancellation of an 3,574,920 shares of common stock of the Company representing approximately 66.63% of the Company’s issued and outstanding common stock which are currently owned by 7776446 Canada Inc. doing business as Cosmera Inc, and the exercise of the Option by the Company to acquire all Class D Shares of 8012415 Canada Inc. to give Nacara Montreal Inc. 729,729 shares of the common stock of the Company, the Company will have a total of 2,520,409 shares of common stock issued and outstanding on a fully diluted basis. Upon the effectiveness of a 12 to 1 forward split of our common stock, the Company will have a total of 30,244,908 shares of common stock issued and outstanding on a fully diluted basis.

The Company issued 250,000 shares of common stock in 2010 for cash in the amount of $48,630.

The Company has not issued any shares of common stock in 2009 or 2008.

The Company issued 2,537,400 shares of common stock for services during 2007 valued at $253,740.

The Company issued 2,578,000 shares of common stock in 2007 as replacement shares for the original shares issued in Metratech Retail Systems, Inc. These shares were valued at $212,800.

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

At March 31, 2012, deferred tax assets consist of the following:

At March 31, 2012, the Company had a net operating loss carryforward in the amount of $675,735, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

NOTE 9- CONCENTRATION OF CREDIT RISK

On March 31, 2012, the Company no longer had any customer receivables. For the three months ended March 31, 2011, two and one customers represented 100% of the revenue for the Company. Each of these customers was considered a major customer.

NOTE 10- SUBSEQUENT EVENT

Since April 1, 2012, the Company began to realize revenues from the sales of cosmetics products to customers acquired from its License and Distribution Agreement with 8012415 Canada Inc. entered into on March 16, 2012.  The Company is now restructuring its operations in order to transfer its resources from supporting the Software Business to that of the Cosmetics Business.  On April 1, 2012, as part of this transition, the Company sold its contractual rights to supply Software and Services to its existing Software customers for a consideration of $5,246.

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

Item 1.    Business

Introduction

Subject to shareholders approval, we intend to change the name of our Company to Nacara World Inc to better reflect our current business which consist in the distribution, marketing and sale of cosmetics and cosmetics-related products primarily in Canada, France and the French Caribbean. Following a review of our operations in the software business, we have decided to cease our software business effective April 1, 2012. Our Board of Directors and Majority Shareholders have approved an amendment to our Articles of Incorporation to change our name from “GMS Capital Corp.” to “Nacara World Corp.”

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

On April 20, 2010, the Company’s Initial Public Offering Prospectus was deemed effective by the Securities and Exchange Commission.  The Company successfully completed its minimum offering on September 17, 2010 with the issuance of 250,000 shares of common stock sold at $0.20 per share. In October, 2010 our Company began the process with the Financial Industry Regulatory Authority (FINRA) to have its common stock traded over-the-counter on the OTCBB exchange.  Our Company was successful and the Company now trades under the symbol “GMCP”.

Our executive offices are located at 3055 L’Assomption Blvd., Montreal, Quebec, Canada. Our telephone number in Montreal is 514-254-9473. We maintain our internet website at www.nacara.com You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC.

History of Key Agreements

GMS Capital Corp., a Florida Corporation, was founded on March 9, 2000. Originally our Company was doing business as Metratech Retail Systems Inc., a Canadian Corporation up until the reincorporation as GMS Capital Corp. in the State of Florida on September 18, 2007. The purpose of our Company was to develop and market inventory management software for suppliers to major retailers to enable suppliers to forecast consumer demand for their products and to optimize their production and inventory accordingly.

Recently, following a review of our software operations, we have decided to abandon our software business effective April 1, 2012 and to engage in the distribution, marketing and sale of cosmetics and cosmetics-related products primarily in Canada, France and the French Caribbean.

As a result of our decision to abandon our software operations, the Company sold its existing customer contracts for a total consideration of $5,246 on April 1, 2012.

Changes in Control

On March 9, 2012, Metratech Business Solutions Inc. and Marcel Coté entered into and closed a Stock Purchase Agreement with 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation, pursuant to which the Cosmera Inc purchased an aggregate of 3,574,920 shares of common stock from the Metratech Business Solutions Inc. and Marcel Coté. The shares purchased by Cosmera Inc from Metratech Business Solutions Inc. and Marcel Coté represented approximately 66.63% of the Company’s issued and outstanding common stock. Since then, on March 13, 2012, Mr. George Metrakos resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant, effective March 26, 2012 and appointed Mrs Caroline Coulombe to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.

License Agreement

On March 16, 2012, our Company entered into and closed a License and Distribution Agreement with 8012415 Canada Inc. granting the Company an exclusive worldwide license to distribute, market and sell cosmetics and cosmetics related under the Nacara brand, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. The Products include a full line of cosmetic products aimed at women with darker complexions and is currently available in Canada at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart and in France at retailers including Galeries Lafayette, Marionnaud, Nocibé and Beauty Success.

The License Agreement has a term of five years and will automatically renew for an additional five years provided that the Registrant has Product sales of at least US$6 million in the first year, US$15 million in the second year and US$25 million in the third year following the date of the License Agreement.

Stock Purchase Agreement

On March 16, 2012, our Company also entered into and closed a Stock Purchase Agreement with Nacara Montreal Inc., a Canadian corporation, pursuant to which our Company purchased an aggregate of 100 shares of Class A common stock of 8012415 Canada Inc. from Nacara Montreal Inc in exchange for $100 and an Option to purchase 10,000,000 shares of Class D common stock of 8012415 Canada Inc. from Nacara Montreal Inc in exchange for the issuance of 729,929 shares of the Company’s common stock upon exercise of the Option by our Company. The Option expires on March 16, 2017 and our Company must exercise the Option by written notice to Nacara Montreal Inc. The shares of our common stock to be issued to Nacara Montreal Inc upon exercise of the Option are subject to a Lock-Up Agreement as described below.

Lock-Up Agreement

In connection with the Stock Purchase Agreement referred above, our Company entered into and closed a Lock-Up Agreement with the Nacara Montreal Inc, pursuant to which

Nacara Montreal Inc has agreed that the issuance of the 729,729 shares of our common stock to be issued to Nacara Montreal Inc upon our Company exercising an option to purchase from Nacara Montreal Inc. 10,000,000 shares of Class D common stock of 8012415 Canada Inc. will be subject to lock up provisions and be held in escrow and only remitted to Nacara Montreal Inc on occurrence of the following events: (i) 50% of the optioned shares of our common stock will be remitted to Nacara Montreal Inc following a period of three months when the average market price of our traded shares of the Company is at least $3.50 per share based on a 12 to 1 forward split to be effectuated by the Company within ninety days of the closing of the Stock Purchase Agreement, subject to shareholder approval, (ii) 100% of the optioned shares of our common stock  will be remitted to Nacara Montreal Inc following a period of three months when the average market price of our traded shares is at least $5.00 upon giving effect to the Forward Split, (iii) on termination of the Lock-Up Agreement, 100% of the optioned shares to be remitted to Nacara Montreal Inc, or (iv) on the day the Company’s stock gets registered on NASDAQ or any major exchange, 100% of the optioned shares of our common stock will be remitted to Nacara Montreal Inc.

Cancellation Agreement

In consideration for Nacara Montreal Inc and 8012415 Canada Inc. willingness to enter into the transactions contemplated by the Stock Purchase Agreement, the Lock-Up Agreement and the License Agreement and in order to provide an appropriate capital structure for our Company after the effectiveness of the 12 to 1 forward split of our common stock and our name change to Nacara World Corp we intend to proceed with., our Company also entered into a Stock Cancellation Agreement with 7776446 Canada Inc. doing business as Cosmera Inc. pursuant to which Cosmera agreed to cancel all 3,574,920 shares of our common stock it currently owns within 30 days of the effectiveness of the forward split of our common stock and our name change to Nacara World Corp.

Certain Relationships and Related Transactions

Caroline Coulombe, our chief executive officer, is the president, director and controlling shareholder of 7776446 Canada Inc. doing business as Cosmera Inc., which is the controlling shareholder of the Registrant, and Ms. Coulombe is also the president, director and a principal shareholder of Nacara Montreal Inc. Therefore, the transactions contemplated by the Stock Purchase Agreement, the Lock-Up Agreement and the License Agreement are related party transactions

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

Title of Class	Name of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Caroline Coulombe 3055 L’Assomption Blvd. Montreal, Quebec H1N 2H1 Canada	3,574,920 Shares(2) Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and a director	66.63%
Common Stock	7776446 Canada Inc. doing business as Cosmera Inc. 5670 Sherbrooke Street East Montreal, Quebec H1N 1A1 Canada	3,574,920 Shares(2)	66.63%
Common Stock	All Executive Officers and Directors as a Group	3,574,920 Shares(2)	66.63%

(1)	Percentage of beneficial ownership of our common stock is based on 5,365,400 shares of common stock outstanding as of the date of the table.
(2)	Caroline Coulombe, our officer and director, has sole and dispositive power over the shares held by 7776446 Canada Inc. doing business as Cosmera Inc.
(3)

 Resigned as a director effective as of the date that is ten days after the date on which we file with the SEC and mail to our shareholders our information statement in accordance with Rule 14f-1 of the Exchange Act (the “Information Statement Date”).

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Executive Officers and Directors.

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Caroline Coulombe	44	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and a director
George Metrakos	40	Director(1)

(1) Resigned as a director effective as of the Information Statement Date of March 26, 2012.

The following is a brief summary of the background of the executive officer and director of the Company:

Caroline Coulombe, is the President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and a Director of GMS Capital Corp. From March 2012 to August 2007, Mrs. Coulombe was founder and CEO of Nacara Montreal Inc. and from August 2007 to December 1999, Mrs. Coulombe was founder and CEO of Nacara Cosmetics Inc. Mrs. Coulombe has over 19 years in the cosmetics industry, having served in managerial and executive capacities for a number of cosmetics companies. Over the years, Mrs. Coulombe has concluded several partnerships with cosmetic companies including many of France's most prestigious companies such as Galeries Lafayette, Marionnaud, Nocibé, Beauty Success. Since 1995, Mrs. Coulombe has served as a Director of Caisse De Mercier Rosemont, a Montreal-based financial institution. From April 2006 to February 2007, Mrs. Coulombe was also a member of a working group on the participation of Black communities in Quebec established by the Minister of Immigration and Cultural Communities of the Quebec Government. Mrs. Coulombe has also been a founder and member of the Entrepreneurship Committee of the Young Chamber of Commerce of Montreal. Mrs. Coulombe has a diploma in business administration from l'Université du Québec à Montréal.

The Company anticipates entering into an employment agreement with Mrs. Coulombe, the terms of which will be disclosed when available, pursuant to which Mrs. Coulombe is expected to receive a salary and/or stock based compensation. Mrs. Coulombe does not currently own any shares of the Company’s common stock.

Family Relationships

There are no family relationships among any of the officers and directors.

Board Committees

Our Board of Directors has no committees. Because our Board of Directors will consist of only one member as of the Information Statement Date, we do not have a standing nominating, compensation or audit committee. Rather, our full Board of Directors performs the functions of these committees. Also, we do not have an audit committee financial expert on our board of directors as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC. Caroline Coulombe, our current director, is also an executive officer of the Company and is therefore not independent.

Summary

The following summary is qualified in its entirety by and should be read together with the more detailed information and financial statements, including the related notes, contained or incorporated by reference in this report.

General

As of April 1, 2012, we abandoned our software operations and we began distribute, market and sell cosmetics and cosmetics related products under the Nacara brand.  We intend to manage our business in four segments, our Canadian based operations, our European based operations, our United States based operations and Asian based operations. We plan to gradually deploy our operations globally. Currently, as result of the License Agreement we entered on March 16, 2012 with 8012415 Canada Inc., our cosmetic products are primarily marketed and sold in Canada, France and the French Caribbean.

Our License Agreement grants us an exclusive, worldwide license to distribute, market and sell the Nacara brand cosmetic products, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the products sold by us. We currently have a distribution network of retail outlets in Canada, France and the French Caribbean. In Canada, our products can be purchased at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart, and in France, at retailers such as Galeries Lafayette, Marionnaud, Nocibé and Beauty Success.

Our business is not capital intensive, and it is important to note that we do not own any manufacturing facilities. We receive finished products from manufacturers to our distribution center in Montreal and we ship products to our customers.

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Quarterly on Form 10-Q for the period ended March 31, 2012, and the reports that we file from time to time with the Securities and Exchange Commission.

Our Products

Our Company offer a complete range of derma-cosmetics and cosmetic related products to care for sensitive darker skin. Our products are sold under the Nacara brand name and are primarily designed for women with darker complexions. Our product line includes lipsticks, lip gloss, corrector sticks, pencils, cream powders, foundations, correcting powders, pressed powders, blushes, custom correctors and eye shadow.

Our products are based on formulations combining natural ingredients to soothe and soften skins. Our avant-garde makeup line is made to provide an instant sensation of well-being and amazing freshness for women of color. Our moisturizing creams are particularly recommended for sensitive skin prone to dryness. Our products are hypoallergenic, non-cosmedogenic, alcohol free and with no preservatives.

Our current line of cosmetics is primarily made for women of color. Cosmetics for women of color must be different than those offered to Caucasians. Historically, the cosmetic industry has not catered to the needs of darker skinned women and it remains difficult to find products that offer an appropriate range of selection for the darker shades of skin that our Company caters to.

Women of color bring a number of challenges for cosmetics companies, including:

•

Dark skin is dryer than white skin – Most cosmetics are alcohol based which has for effect to dry up the skin by stripping the natural oils it produced. Cosmetics for darker skins must use some form of lotion cream to avoid dryness - most cosmetics currently available are not made for darker skin.

•

Dark skin tends to be uneven and has undertones of browns, oranges, reds and gold, and even purple, but never pink, which is the most common undertone of white skin. Makeup designed for white women is generally unflattering when applied to darker shades; it tends to make darker-toned skin look greyish.

•

The lips of darker skinned women are not necessarily of the same shade, the lower lip being often more pink than the upper. Many black women find it necessary to use two shades of lipstick to equalize their lip color.

Nacara’s formulations are based on beeswax, a completely non-greasy and optimal moisturizer for a flawless complexion. Our cosmetics are easy to apply, offering a healthy long lasting matte-finish. Our lipsticks are packed with intense pigments to provide extremely long-lasting, richest-ever colors.  Our products offer excellent texture quality for dryer darker skins, all for an exceptional value at moderate price points.

Our website, which is located at www.nacara.com provides information about our products as well as locations where our products are available for purchase.

Business Strategy

Focus on a multiethnic clientele. The market for cosmetics and personal beauty products is currently estimated at $170 billion worldwide. This is a market that has been growing at a rate of 4% to 6% per year since 1995, a rate faster than the general economy. Within this market, annual spending by Non-Whites on beauty products would account for about $35 billion worldwide and just over $11 billion in the U.S. alone.  This market segment is however growing at a much faster rate (8%-10%) compared to what Caucasians are spending (2% - 5%) annually on beauty products. Nearly two-third of cosmetics and beauty products currently purchased by Non-Whites are products designed and made for White. Most likely, this is not because Non-Whites prefer to ‘’Buy White’’, it is a simple reflection of the relative unavailability of beauty products made for Non-White.  Over the last decade, as new beauty products catering more specifically to Non-White were introduced, annual spending by Non-White on beauty products catering to White has decreased from nearly 75% to closer to 66%. For obvious reasons, given a choice, Non-White will prefer to purchase beauty products made for them.

The cosmetic market is expected to be increasingly driven by the needs of women of color, a question of relative growth in population and disposable income.  Non-Whites are the fastest growing population; their disposable income are growing faster than Whites and, in the U.S., less than 35% of women of color are using makeup products, much lower than the U.S. national average which is closer to 50%. Still, it is in the U.S that women of color are purchasing cosmetic products the most worldwide.  Albeit slowly, with the disposable income of Non-Whites expected to increase faster than Whites worldwide as well as their population, spending on beauty products by Non-Whites should increase faster and, in particular, on products made for and sold by multiethnic companies.  With a line of cosmetics specifically designed for women of color, we believe our Company has a distinct competitive advantage.

Build specialty retail and online business. We believe the beauty industry has experienced significant growth in specialty retail and now increasingly, from online sales. We have now an agreement in place to distribute, market and sell cosmetics and cosmetic related products under the Nacara brand. We currently have agreements with specialty retailers, mass merchandisers and drugstores chains, including Pharmacie Jean-Coutu Pharmacie Jean-Coutu and Shoppers Drug Mart in Canada, and in France, at retailers such as Galeries Lafayette, Marionnaud, Nocibé and Beauty Success. Our intent is to continue to pursue innovative specialty retailers which offer a variety of lifestyle to highly defined multiethnic customer niches. We also intend to promote the online purchase of our products on an as needed and when ordered basis to support the distribution and selling of our products at physical point of sales on a commission sharing basis.

In addition, we intend to approach other manufacturers of specialty products aiming a multiethnic clientele to determine if there would be an interest in establishing a relationship whereby we would distribute, market and sell their products under the Nacara brand. However, we cannot assure you that we will be able to enter into any similar future arrangements on terms favorable to us, or if we do, that any such arrangements will be successful.

Expand existing portfolio into new categories. We intend to continue to broaden our product offering beyond the cosmetic category and offer other cosmetic related products and personal care products such as fragrance, hair care and other fashion accessories under the Nacara brand. We believe such expanding product offerings would meet customer needs and further strengthen customer loyalty.

Build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, our intent is to establish operating joint ventures or distribution subsidiaries in major markets, including the United States, Europe and Asia for the distribution of cosmetics and cosmetic related products under the Nacara brand.

We might enter into future joint ventures arrangements or acquire distribution companies within key markets to distribute our products. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is one of the keys to future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Competition

The market for cosmetics and cosmetic related products is highly competitive and sensitive to changing preferences and demands. The Company competes primarily by:

•	Introducing quality products with innovative performance features, shades, finishes and packaging;
•	educating consumers about the benefits of the Company’s products;
•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;
•	offering attractively priced products, relative to the product benefits provided;
•	maintaining favorable brand recognition;
•	generating competitive margins and inventory turns for the Company’s retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;
•	ensuring product availability through effective planning and replenishment collaboration with retailers;
•	providing strong and effective advertising, promotion, marketing and merchandising support;
•	maintaining an effective sales force; and
•	obtaining and retaining sufficient retail display space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in or change in the current level of competition that the Company faces could have a material adverse effect on our business, financial condition and results of operations. In addition, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on advertising, promotions and marketing and have more flexibility than the Company to respond to changing business and economic conditions. In addition to products sold in the mass retail channel, the Company’s products also compete with similar products sold through other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets.

Additionally, the Company’s major retail customers periodically assess the allocation of retail display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company’s products, if, for example, the Company’s marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base or engender the desired consumption; and/or the rate of purchases by the Company’s consumers are not as high as the Company anticipates. Any significant loss of display space could have an adverse effect on the Company’s business, financial condition and/or results of operations.

Inventory

We purchase finished goods from our licensor and other component parts from suppliers based on internal estimates of anticipated need for finished goods.  Our goal is to deliver product to customers within 72 hours of the receipt of their orders. Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities.

Product Liability

We currently have not any coverage for product liability. Our intent is to obtain product liability coverage in an amount of $5,000,000. Based upon industry standard and our experience, we believe that such coverage will be adequate and will cover substantially all of the exposure we may have with respect to our products.

Government Regulation

In the United States, cosmetics and cosmetic related products are regulated under the Federal Food, Drug and Cosmetics Act. A cosmetic must comply with the labelling requirements of this FDC Act as well as the Fair Packaging and Labelling Act and its regulations. Some of our color cosmetic products may contain menthol and are also classified as a “drug”. Under U.S. law, a product may be classified as both a cosmetic and a drug. Additional regulatory requirements for products which are “drugs” include additional labelling requirements, registration of the manufacturer and the semi-annual update of a drug list.

Our cosmetics that are sold in Europe are subject to certain regulatory requirements of the European Union. We do not expect to have any material difficulties in complying with such requirements.

Trademarks

The market for our products depends to a significant extent upon the value associated with our trademarks and brand name. We have license or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our products under the Nacara brand name both in the United States and in other countries where such products are sold or intended to be sold. Therefore, trademark and brand name protection is important to our business. Although most of the brand names we license is registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

Product Development

We are not currently conducting any product development activities. However, we anticipate the need to conduct product development activities in the near future.

Employees

As of March 31, 2012, we have no employees other than our officer, Caroline Coulombe. We are not a party to any employment agreements.

Facilities

Our executive, administrative and operating offices are located at 3055 L’Assomption Blvd., Montreal, Quebec H1N 2H1 Canada.

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

Management Estimates

Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported and disclosures included in the consolidated financial statements. Actual results could differ from those assumptions and estimates. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the consolidated financial statements.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

Short-Term Investments

From time to time, the Company has short-term investments which consist of certificates of deposit with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes our credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions.

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible.  Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

Derivatives

All derivative instruments are recorded as either assets or liabilities and measured at fair value. The Company uses derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in equity (as a component of accumulated other comprehensive income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. The Company also holds certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in earnings immediately.

Goodwill and Other Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. Impairment of goodwill is evaluated using a two step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess.

Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions the Company makes will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, the Company engages third party valuation specialists to advise us.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. To determine fair value of indefinite-lived intangible assets, the Company uses an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, impairment is recorded.

Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value.

Concentration of Credit Risk

The Company is a worldwide marketer and distributor of fragrance and fragrance related products, and sells its products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

 Revenue Recognition

The Company sells its products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of income.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavourably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses.

Package Development Costs

Package development costs associated with new products and redesigns of existing product packaging are expensed as incurred.

Operating Leases

The Company recognizes rent expense from operating lease with various step rent provisions, rent concessions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. In the event the Company receives capital improvement funding from its landlord, these amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

License Agreement

The Company’s current License Agreement provides the Company with worldwide rights to market and sell cosmetics and cosmetics related products under the Nacara brand of cosmetic products, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company.  The Company’s License Agreement has a term of five years and will automatically renew for an additional five years provided that our Company Product sales of at least US$6 million in the first year, US$15 million in the second year and US$25 million in the third year following the date of the License Agreement.

Such licenses and rights to market and sell cosmetics and cosmetics related products typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, typically range from approximately 2 years to 15 years.  Under each license, the Company is usually required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

The Company’s licenses are entered into to create additional sales.  In some cases, the Company may pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing cosmetic business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

In addition, the Company may be exposed to certain concentration risk. Currently our sole license to market and sell cosmetics and cosmetics related products is licensed from related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc which is itself controlled by Mrs. Caroline Coulombe, our principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of  an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

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

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti dilutive for periods presented.

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

Results of Operations –Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Company recorded sales of $2,997 of which was entirely subscription revenue for the three month period ended March 31, 2012 as compared to $10,539 of of which $9,728 was professional services and $811 was maintenance revenues for the three month period ended March 31, 2011

The Company’s total Cost of Sales were $3,310 for the three month period ended March 31, 2012, compared to 0$ for the same period in 2011.  The Company required the purchase of these professional services directly related to the license revenues deliverable for the period.  For the period ended March 31, 2011, all revenues acquired were professional services with no costs associated against them.

The Company's total expenses before interest and income taxes were $83,334 for the three month period ended March 31, 2012 compared to $33,397 for the same period in 2011, primarily as a consequence of an increase in professional services required for the restructuring of the company through the change of control process for it to pursue its new opportunities in the Cosmetics industry. There was an increase in Selling, General and administrative expenses from $33,287 to $83,334 as the company increased its expenditures on legal and accounting professional. There was decrease in depreciation from $110 to $0 related to previous acquisitions of equipment and leasehold improvements that have been fully amortized as of December 31, 2011.

The Company had a net income (loss) of ($83,646) for the three month period ended March 31, 2012 compared to a net income (loss) of ($22,976) for the same period in 2011. The principal reasons for company’s net loss for the three month period ended March 31, 2012 as compared to the prior period is because the Company was unable to achieve the level of revenues required to sustain its operating costs, and is in process of restructuring.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2012 is to build a retail distribution customer base for the supply of its newly acquired Cosmetics products, as it has abandoned its Software business as of March 31, 2012.

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

Liquidity and Capital Resources

For the period ended March 31, 2012:

On The Company's balance sheet as of March 31, 2012, the Company had assets consisting of cash in the amount of $1,449 and accounts receivable of $1,635.  The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and to maintain service delivery to its customers.  Consequently, the Company's balance sheet as of March 31, 2012 reflects an accumulated deficit of ($675,735) and a stockholders equity (deficit) of ($183,228).

The Company used $77,960 of cash in operating activities in 2012 compared to a use of $14,773 for the same period in 2011. This change was attributable in large part to an increase in net loss from operations.

The Company had net cash provided by financing activities of $78,685 in 2012 compared to being provided $11,648 during 2011. This change was primarily attributable to an increase of proceeds provided related parties of $78,906 as compared to a repayment of related party debt the prior period of $2,058.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

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

ITEM 1A - RISK FACTORS

You should carefully consider these risk factors before you decide to purchase or sell shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history. Such limited operating history makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in our industry. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We will need additional capital to implement our current business strategy, which may not be available to us.

In order to grow our business, we will need to raise capital. Obtaining financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of financing unattractive to us. We cannot assure you that we will be able to obtain any financing. If we are unable to obtain the financing needed to implement our business strategy, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in the marketplace and adversely affect our financial condition.

Raising additional capital will cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

We rely heavily on Caroline Coulombe, our current President and Chief Executive Officer. The loss of her services would have a material adverse effect upon the Company and its business and prospects.

Our success depends, to a significant extent, upon the continued services of Caroline Coulombe, who is the founder of Nacara and our current President and Chief Executive Officer. Mrs. Coulombe is not subject to any agreement that prevents her from soliciting our existing customers or disclosing information deemed confidential to us. If Mrs.

Coulombe resigns to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

Developing and increasing awareness of our brand is crucial to increasing our customer base and our revenues.

We believe that increasing awareness of our brand will be critical to expanding our customer base and our revenues, especially as we expand our line of product offerings. If we fail to advertise and market our products effectively, we may not succeed in maintaining or increasing awareness of our brands and we may lose customers and our revenues will decline. The delivery of quality products to our customers is also of importance to maintaining and enhancing the reputation of our brand. If our customers do not perceive our products to be of high quality, demand for our products will decline, which could lead to a decline in revenues and an adverse effect on our financial condition.

We may be subject to product liability claims from our products, which could result in costly litigation and a material adverse effect on our business and results of operations.

The sale of our cosmetic products exposes us to the risk of damages from product liability or other consumer claims. Such claims may arise despite quality controls, proper testing and instruction for use of our products. We may still incur substantial costs related to a product liability claim, which could adversely affect our business and results of operations. At this time, our Company does not have coverage against product liability.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $100,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our business could be adversely affected by a prolonged downturn or recession in the United States, Europe or other countries in which we conduct business.

A prolonged economic downturn or recession in the United States, Europe or any of the other countries in which we do significant business could materially and adversely affect our business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by our ultimate consumers, (ii) our ability to collect accounts receivable on a timely basis from certain customers,

(iii) our ability of certain suppliers to fill our orders for raw materials, packaging or co-packed finished goods on a timely basis, and (iv) the mix of our product sales.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn.

We believe that the high degree of global economic uncertainty could have a negative effect on consumer confidence, demand and spending. In addition, we believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

Uncertainties and continued deterioration in global credit markets, as evidenced by reductions in sovereign credit ratings in the United States and Europe, could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

Uncertainties and continued deterioration in the global credit markets as evidenced by reductions in sovereign credit ratings in the United States and Europe, could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. Uncertainties in global credit markets could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

If our intangible assets, such as trademarks and goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under United States generally accepted accounting principles, we review our intangible assets, including our license and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as reduced estimates of future cash flows, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the brand to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. Any significant impairment to our intangible assets would result in a significant charge to earnings in our financial statements during the period in which the impairment is determined to exist.

If we are unable to protect our intellectual property rights, specifically trademarks and brand names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with the trademarks and brand name that we license, use or own. We have a license or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our products both in the United States and in other countries where such products may be sold. Therefore, trademark and brand name protection is important to our business. Although the brand name we license is registered in countries in which we operate, we may not be successful in asserting trademark or brand name protection. Further, the costs required to protect our trademarks and brand name may be substantial.

The success of our products is dependent on public taste.

Our revenues are substantially dependent on the success of our products, which depends upon, among other matters, pronounced and rapidly changing public tastes, factors which are difficult to predict and over which we have little, if any, control. In addition, we have to develop successful marketing, promotional and sales programs in order to sell our cosmetics and cosmetic related products. If we are not able to develop successful marketing, promotional and sales programs, then such failure will have a material adverse effect on our business, financial condition and operating results.

We are subject to extreme competition in the cosmetic industry.

The market for cosmetics and cosmetics related products is highly competitive and sensitive to changing market preferences and demands. Many of our competitors in this market are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility. The Company competes primarily by:

•	Introducing quality products with innovative performance features, shades, finishes and packaging;
•	educating consumers about the benefits of the Company’s products;
•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;
•	offering attractively priced products, relative to the product benefits provided;
•	maintaining favorable brand recognition;
•	generating competitive margins and inventory turns for the Company’s retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;
•	ensuring product availability through effective planning and replenishment collaboration with retailers;
•	providing strong and effective advertising, promotion, marketing and merchandising support;
•	maintaining an effective sales force; and
•	obtaining and retaining sufficient retail display space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in or change in the current level of competition that the Company faces could have a material adverse effect on our business, financial condition and results of operations. In addition, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on advertising, promotions and marketing and have more flexibility than the Company to respond to changing business and economic conditions. In addition to products sold in the mass retail channel, the Company’s products also compete with similar products sold through other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets.

Additionally, the Company’s major retail customers periodically assess the allocation of retail display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company’s products, if, for example, the Company’s marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base or engender the desired consumption; and/or the rate of purchases by the Company’s consumers are not as high as the Company anticipates. Any significant loss of display space could have an adverse effect on the Company’s business, financial condition and/or results of operations.

If we are unable to introduce new products or acquire or license additional brands, or obtain the required financing for these agreements and arrangements, then the growth of our business could be impaired.

Our future expansion through the introduction of new products or the acquisition of new product license or distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, in view of the global banking crisis, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

We may engage in future acquisitions that we may not be able to successfully integrate or manage. These acquisitions may dilute our stockholders and cause us to incur debt and assume contingent liabilities.

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

·	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

·	diversion of management’s attention from our core business;

·	adverse effects on existing business relationships with suppliers and customers;

·	risks of entering markets in which we have no or limited prior experience;

·	dilutive issuances of equity securities;

·	incurrence of substantial debt;

·	assumption of contingent liabilities;

·	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets; and

·	incurrence of significant immediate write-offs.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results.

Our reliance on third party manufacturers could have a material adverse effect on us.

We rely on outside sources to manufacture our cosmetics and cosmetic related products. The failure of such third party manufacturers to deliver either components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternate manufacturers available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over whom we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

Our reliance on third party distributors could have a material adverse effect on us.

We will sell a substantial percentage of our cosmetics and cosmetic related products through independent distributors specializing in beauty products. We have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results. In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

The loss of or disruption in our distribution facilities could have a material adverse effect on our business, financial condition and operating results.

We currently have one distribution facility in Montreal.  The loss of the facility, as well as the inventory stored in that facility, would require us to find a replacement facility and assets. In addition, terrorist attacks, weather conditions, or natural disasters, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could have a material adverse effect on our business, financial condition and operating results.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of our brand could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

The international character of our business renders us subject to fluctuation in foreign currency exchange rates and international trade tariffs, barriers and other restrictions.

The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the U.S. dollar and transact in different currencies, mostly in euro.   In an effort to reduce our exposure to foreign currency exchange fluctuations, we may engage in a controlled program of risk management that includes the use of derivative financial instruments. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by Canada, the United States, other countries or the European Union might also have a material adverse effect on our operating results.

Our business is subject to governmental regulation, which could impact our operations.

Cosmetics and cosmetic related products must comply with the labelling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labelling Act and their regulations. Some of our color cosmetic products may also be classified as a

“drug”. Additional regulatory requirements for products which are “drugs” include additional labelling requirements, registration of the manufacturer and the semi-annual update of a drug list.

Some of cosmetics are also subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. Thus far, our products have not experienced any difficulties in obtaining the required approvals.

Our cosmetics and cosmetic related products that are sold in Europe are subject to certain regulatory requirements of the European Union, but as of the date of this report, our products have not experienced any material difficulties in complying with such requirements.

However, we cannot assure you that, should we develop or market cosmetics and cosmetic related products  with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

Our information systems and websites may be susceptible to outages and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intra-company communications. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. While we generally expect to provide guidance and updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations or expectations regarding other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our financial results for any future period. Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance. Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations. If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected. Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

We may become subject to possible liability for improper comparative advertising or “Trade Dress”.

Brand name manufacturers and sellers of brand name products may make claims of improper comparative advertising or trade dress (packaging) with respect to the likelihood of confusion between some of our products and those of brand name manufacturers and sellers. They may seek damages for loss of business or injunctive relief to seek to have the use of the improper comparative advertising or trade dress halted. However, we believe that our displays and packaging constitute fair competitive advertising and are not likely to cause confusion between our products and others.

Market Risks Related to our Common Stock

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board and OTCQB, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

·	variations in our operating results;
·	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
·	changes in operating and stock price performance of other companies in our industry;
·	additions or departures of key personnel; and
·	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely.

Our common shares may be thinly-traded, and our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors.

First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Secondly, an investment in us is a speculative or “risky” investment due to our lack of significant revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced, which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services. Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbans-Oxley Act.

32.2

Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: May 21, 2012

GMS CAPITAL CORP.

/s/ Caroline Coulombe

Caroline Coulombe

Chief Executive Offier and President

GMS CAPITAL CORP.

/s/ Caroline Coulombe

Caroline Coulombe

Principal Financial and Accounting Officer