Form 10-Q
period 2012-06-30
GMS Capital Corp.
filed 2012-08-20
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 20, 2012 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

Table of Contents

Page

Item 1.

Financial Statements:

Balance Sheet as of June, 2012 (unaudited) and December 31, 2011

4

Statement of Operations and Comprehensive Income (Loss) for the

Six and Three Months Ended June 30, 2012 and 2011 (unaudited)

5

Statement of Cash Flows for the Six Months Ended June 30, 2012 and 2011

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

Defaults upon Senior Securities

58

Item 4.

Submission of Matters to a Vote of Security Holders

58

Item 5.

Other Information

58

Item 6.

Exhibits

58

Signatures

59

GMS CAPITAL CORP.
BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31,2011

ASSETS
	(IN US$)
	June 30,	December 31,
	2012	2011
	(unaudited)
Current Assets:
Cash and cash equivalents	$ 1,424	$ 611
Accounts receivable, net	-	6,388
Total Current Assets	1,424	6,999

TOTAL ASSETS	$ 1,424	$ 6,999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Advances	$ 5,295	$ 75,922
Secured Note Payable	105,000	-
Line of credit	-	11,241
Due to related companies	147,346	17,460
Accounts payable and accrued expenses	15	4,000
Total Current Liabilities	257,657	108,623

Total Liabilities	257,657	108,623

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 5,365,400 shares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(748,464)	(592,089)
Accumulated other comprehensive income (loss)	(22,940)	(24,706)
Total Stockholders' Equity (Deficit)	(256,234)	(101,625)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,424	$ 6,999

GMS CAPITAL CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
IN US$
SIX MONTHS ENDED			THREE MONTHS ENDED
JUNE 30,			JUNE 30,
	2012	2011	2012	2011
OPERATING REVENUES
Sales	$ -	$ -	$ -	$ -

COST OF SALES
Purchases	-	-	-	-
Total Cost of Sales	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	156,063	55,863	72,729	22,576
Depreciation	-	220	-	110
Total Operating Expenses	156,063	56,083	72,729	22,686

LOSS BEFORE OTHER INCOME (EXPENSE)	(156,063)	(56,083)	(72,729)	(22,686)

OTHER INCOME (EXPENSE)
Interest expense	1	(326)	-	(208)
Total Other Income (Expense)	1	(326)	-	(208)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(156,062)	(56,409)	(72,729)	(22,894)
Provision for Income Taxes	-	-	-	-

TO COMMON SHARES	$ (156,062)	$ (56,409)	$ (72,729)	$ (22,894)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations	(313)	24,440	-	13,901

NET LOSS APPLICABLE TO COMMON SHARES	$ (156,375)	$ (31,969)	$ (72,729)	$ (8,993)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$ (0.03)	$ (0.01)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,365,400	5,365,400	5,365,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$ (156,375)	(31,969)	$ (72,729)	$ (8,993)
Other comprehensive income (loss)
Currency translation adjustments	1,766	(4,291)	(277)	(2,271)
Comprehensive income (loss)	$ (154,609)	$ (36,260)	$ (73,006)	$ (11,264)

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	IN US$
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net loss	$ (156,062)	$ (56,409)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	220
(Gain) loss from discontinued operations	(313)	24,440
Changes in assets and liabilities
Decrease in accounts receivable	2,703	5,326
Increase (decrease) in accounts payable and
and accrued expenses	(6,843)	6,031
Total adjustments	(4,453)	36,017

Net cash (used in) operating activities	(160,515)	(20,392)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	472	8,085
Increase (decrease) in due to/from related parties	156,231	19,621
Proceeds from officers, net of repayments	(693)	-

Net cash provided by financing activities	156,010	27,706

Effect of foreign currency	5,318	(2,240)

NET INCREASE IN CASH AND CASH EQUIVALENTS	813	5,074

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	611	4,086

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,424	$ 9,160

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ 326

SUPPLEMENTAL NONCASH INFORMATION:
Conversion of related party payables and officers payables to Secured Note Payable	$ 105,000	$ -

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

In March 2012, following a review of our software operations, we decided to discontinue our software business effective April 1, 2012 and to engage in the distribution, marketing and sale of cosmetics and cosmetics-related products primarily in Canada, France and the French Caribbean.  To that effect, On March 16, 2012, our Company entered into and closed a License and Distribution Agreement (the “License Agreement”) with 8012415 Canada Inc. (“Canada”) pursuant to which Canada granted the Company an exclusive worldwide license to distribute, market and sell the Nacara brand cosmetic products (the “Products”), excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. The Products include a full line of cosmetic products aimed at women with darker complexions and is currently available in Canada at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart and in France at retailers including Galeries Lafayette, Marionnaud, Nocibé and Beauty Success.

While the Company executed the License Agreement on March 16, 2012, and even though under the terms and conditions of the License Agreement the Company should have begin to generate revenues, the Company has opted to meet and explain to clients the License Agreement prior to billing and recording revenue from clients. The Company believes that it was in its best interest to smoothen the transition period for clients.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred a net loss of ($156,375) and ($31,969) for the six months ended June 30, 2012 and 2011 and has an accumulated deficit of ($748,464) as of June 30, 2012.  The Company’s limited capital resources as well as the current absence of a customer base in the new activity that we have elected to pursue which now consist in the marketing and selling cosmetics and cosmetics related products expose the Company to significant risk going forward. After searching for new distribution channels to sell the Company’s software and services to provide additional revenues to support our operations, the Company has elected to pursue opportunities in the international Cosmetics Industry and has discontinued its software business.  Regardless of this transition, there is no guarantee that the Company will be able to raise additional capital, under terms satisfactory to the Company, or generate the increase in revenues sought.

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

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less is considered to be cash equivalents.

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

Accounts Receivable

Accounts receivable will represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible.  Accounts receivable balances will be  written-off against the allowance for doubtful accounts when they become deemed to be uncollectible. Recoveries of accounts receivable previously recorded against the allowance will be recorded in the consolidated statement of income when received. We will generally grant credit based upon our analysis of the customer’s financial position. .

Inventories

Inventories, including promotional merchandise, will only include inventory considered saleable or usable in future periods, and will be stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components will include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise will be charged to cost of sales at the time the merchandise will be shipped to the Company’s customers.

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

Revenue Recognition

Prior to March 31, 2012, the Company generated revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.  The Company discontinued its software business on April 1, 2012.

As of March 16, 2012, the Company began to market cosmetics and cosmetics related products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company will recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales will be comprised of gross revenues less returns, trade discounts and allowances. The Company will not bill its customer’s freight and handling charges. All shipping and handling costs will be included in selling, general and administrative expenses in the consolidated statements of operations.

Advertising and Promotion

Advertising and promotional costs will be expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses.

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

License Agreements

The Company’s licenses will be entered into to create additional sales.  In some cases, the Company may have to pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing cosmetic business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses will be accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

Such licenses and rights to market and sell cosmetics and cosmetics related products typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, will typically range from approximately 2 years to 15 years.  Under each license, the Company will be usually required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

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

Currently, the Company may be exposed to certain concentration risks. Our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc. which is itself controlled by Mrs. Caroline Coulombe, our principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2012	June 30, 2011

Net Income (Loss)	($156,375)	($31,969)

Weighted average common shares Outstanding (Basic)	5,365,400	5,365,400

Weighted average common stock Equivalents Stock Options	729,729

Warrants

Weighted average common shares Outstanding (Diluted)	6,095,129	5,365,400

The Company issued 729,729 options to purchase stock during the period ended March 31, 2012.  These options have not been vested and can only be exercised if the Company exercises its own option to the purchase of 10,000,000 shares of common stock of 8012415 Canada Inc. The option expires on March 16, 2017.  If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been anti dilutive.

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

NOTE 3- FIXED ASSETS

Fixed assets as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

	Estimated Useful Lives (Years)	June 30, 2012	December 31, 2011

Computer equipment	3	$ 1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accum depreciation		16,734	16,734
Property and equipment, net		$0	$0

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

As of June 30, 2012, the Company did not have an operating line of credit.

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

After June 30, 2012, the Company reached an agreement with the holder of the Promissory Note to extend the date of payment to August 31, 2012.  As part the agreement, the Company will pay interest on the amount of $105,000 outstanding of the Promissory Note equivalent to 1.5% per month. The extension of time for repayment of the Secured Note Payable was not considered a material modification of the debt instrument and no extinguishment of debt occurred.

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2012 and December 31, 2011, the Company had 5,365,400 shares of common stock issued and outstanding respectively.

The Company has not issued any shares for the six months ended June 30, 2012.

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

At June 30, 2012, deferred tax assets consist of the following:

At June 30, 2012, the Company had a net operating loss carry forward in the amount of $748,464, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2012 and 2011 is summarized as follows:

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

NOTE 9- DISCONTINUED OPERATIONS

Following a review of our operations in the software business, we have decided to cease our software business effective April 1, 2012. For the six months ended June 30, 2012, the Company incurred a loss from discontinued operations of $313. The discontinued operations represented all operations comprising the gross profit (loss) of the Company. All operating expenses are representative of the operations of the public company expenses.

NOTE 10- RELATED PARTY TRANSACTIONS RISK

The Company is exposed to related party transaction risk. Currently our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc which is itself controlled by Mrs. Caroline Coulombe, our principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of  an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

Since the execution of the License Agreement on March 16, 2012 between the Company and a related party, our Company has not recorded any revenue mainly as a result of a lack of cooperation from our sole licensor, a related party, to enforce the License Agreement with potential clients.

In addition, a related Canadian company has advanced us, interest-free, $147,346 (US$) since March 2012 to assist us in operating the Company until we can achieve profitability.

NOTE 11- SUBSEQUENT EVENT

On March 9, 2012, the Company issued a secure, non-interest bearing Promissory Note of $105,000 to former Officer and shareholders of the Company (See NOTE 4 and 5) backed by a General Security Agreement which provides for a general, first ranked lien on all of the assets of the Company. The Promissory Note was payable on June 30, 2012.

After June 30, 2012, the Company reached an agreement with the holder of the Promissory Note to extend the date of payment to August 31, 2012.  As part the agreement, the Company will pay interest on the amount of $105,000 outstanding of the Promissory Note equivalent to 1.5% per month. The extension of time for repayment of the Secured Note Payable was not considered a material modification of the debt instrument and no extinguishment of debt occurred.

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

In March 2012, following a review of our software operations, we decided to discontinue our software business effective April 1, 2012 and to engage in the distribution, marketing and sale of cosmetics and cosmetics-related products primarily in Canada, France and the French Caribbean.  To that effect, On March 16, 2012, our Company entered into and closed a License and Distribution Agreement (the “License Agreement”) with 8012415 Canada Inc. (“Canada”) pursuant to which Canada granted the Company an exclusive worldwide license to distribute, market and sell the Nacara brand cosmetic products (the “Products”), excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. The Products include a full line of cosmetic products aimed at women with darker complexions and is currently available in Canada at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart and in France at retailers including Galeries Lafayette, Marionnaud, Nocibé and Beauty Success.

Subject to shareholders approval, we intend to change the name of our Company to Nacara World Inc to better reflect our current business which consists in the distribution, marketing and sale of cosmetics and cosmetics related products primarily in Canada, France and the French Caribbean. Following a review of our operations in the software business, we have decided to cease our software business effective April 1, 2012. Our Board of Directors and Majority Shareholders have approved an amendment to our Articles of Incorporation to change our name from “GMS Capital Corp.” to “Nacara World Corp.”

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

For the six months ended June 30, 2012, as a result of our decision to discontinue our software operations, the Company incurred a loss from discontinued operations of $313. The discontinued operations represented all operations comprising the gross profit (loss) of the Company.

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

General

As of April 1, 2012, we discontinued our software operations. Prior, on March 16, 2012, we had began to market and distribute cosmetics and cosmetics related products under the Nacara brand.  We intend to manage our business in four segments, our Canadian based operations, our European based operations, our United States based operations and Asian based operations. We plan to gradually deploy our operations globally. Currently, as result of the License Agreement we entered on March 16, 2012 with 8012415 Canada Inc., our cosmetic products are primarily marketed in Canada, France and the French Caribbean.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Quarterly on Form 10-Q for the period ended June 30, 2012, and the reports that we file from time to time with the Securities and Exchange Commission.

Our Products

Under a Licence Agreement, our Company offer a complete range of derma-cosmetics and cosmetics related products to care for sensitive darker skin. Our products are sold under the Nacara brand name and are primarily designed for women with darker complexions. Our product line includes lipsticks, lip gloss, corrector sticks, pencils, cream powders, foundations, correcting powders, pressed powders, blushes, custom correctors and eye shadow.

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

Further, nearly two-third of cosmetics and beauty products currently purchased by Non-Whites are products designed and made for White. Most likely, this is not because Non-Whites prefers to ‘’Buy White’’, it is a simple reflection of the relative unavailability of beauty products made for Non-Whites.

Over the last decade, as new beauty products catering more specifically to Non-Whites were introduced, annual spending by Non-Whites on beauty products catering to Whites has decreased from nearly 75% to closer to 66%. For obvious reasons, given a choice, Non-Whites should prefer to purchase beauty products made for them.

The cosmetic market is expected to be increasingly driven by the needs of women of color, a matter of relative growth in population and disposable income.  Non-Whites are the fastest growing population; their disposable income are growing faster than Whites and, in the U.S., less than 35% of women of color are using makeup products, much lower than the U.S. national average which is closer to 50%. Still, it is in the U.S that women of color are purchasing cosmetic products the most worldwide.  Albeit slowly, with the disposable income of Non-Whites expected to increase faster than Whites worldwide as well as their population, spending on beauty products by Non-Whites should increase faster and, in particular, on products made for and sold by multiethnic companies.  With a line of cosmetics specifically designed for women of color, we believe our Company has a distinct competitive advantage.

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

In addition, we intend to approach other manufacturers of specialty products aiming a multiethnic clientele to determine if there would be an interest in establishing a relationship whereby we would distribute, market and sell their products under the Nacara brand. However, we cannot assure you that we will be able to enter into any similar future arrangements on terms favourable to us, or if we do, that any such arrangements will be successful.

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

We might enter into future joint ventures arrangements or acquire distribution companies within key markets to distribute our current products or other line of products we may acquire or obtain a license to market and sell under an exclusive agreement. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is one of the keys to future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Competition

The market for cosmetics and cosmetic related products is highly competitive and sensitive to changing preferences and demands. The Company competes primarily by:

•	Introducing quality products with innovative performance features, shades, finishes and packaging;
•	educating consumers about the benefits of the Company’s products;
•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;
•	offering attractively priced products, relative to the product benefits provided;
•	maintaining favourable brand recognition;
•	generating competitive margins and inventory turns for the Company’s retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;
•	ensuring product availability through effective planning and replenishment collaboration with retailers;
•	providing strong and effective advertising, promotion, marketing and merchandising support;
•	maintaining an effective sales force; and
•	obtaining and retaining sufficient retail display space, optimal in-store positioning and effective presentation of the Company’s products at retail.

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

Employees

As of June 30, 2012, we have no employees other than our officer, Caroline Coulombe. We are not a party to any employment agreements.

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

Accounts Receivable

Accounts receivable will represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible.  Accounts receivable balances will be  written-off against the allowance for doubtful accounts when they become deemed to be uncollectible. Recoveries of accounts receivable previously recorded against the allowance will be recorded in the consolidated statement of income when received. We will generally grant credit based upon our analysis of the customer’s financial position. .

Inventories

Inventories, including promotional merchandise, will only include inventory considered saleable or usable in future periods, and will be stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components will include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise will be charged to cost of sales at the time the merchandise will be shipped to the Company’s customers.

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

Revenue Recognition

Prior to March 31, 2012, the Company generated revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.  The Company discontinued its software business on April 1, 2012.

As of March 16, 2012, the Company began to market cosmetics and cosmetics related products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company will recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales will be comprised of gross revenues less returns, trade discounts and allowances. The Company will not bill its customer’s freight and handling charges. All shipping and handling costs will be included in selling, general and administrative expenses in the consolidated statements of operations.

Advertising and Promotion

Advertising and promotional costs will be expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses.

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

License Agreements

The Company’s licenses will be entered into to create additional sales.  In some cases, the Company may have to pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing cosmetic business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses will be accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

Such licenses and rights to market and sell cosmetics and cosmetics related products typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, will typically range from approximately 2 years to 15 years.  Under each license, the Company will be usually required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

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

Currently, the Company may be exposed to certain concentration risks. Our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc. which is itself controlled by Mrs. Caroline Coulombe, our principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

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

Results of Operations –Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011 (Continuing and Discontinued Operations)

During the six months period ended June 30, 2012, following a review of its operations, the Company abandoned its software operations on April, 1, 2012.  Prior, on March 23, 2012, the Company executed a License Agreement which granted the Company an exclusive, worldwide license to distribute, market and sell cosmetics and cosmetics related products under the Nacara brand, excluding the territories of Finland, Russia and Sweden

For the six months period ended June 30, 2012, the Company recorded sales of $2,997 which were entirely from our software operations discontinued on April 1, 2012. This compared to sales of $24,440 for the six months period ended June 30, 2012. For the three months ended June 30, 2012, the Company did not record sales from its discontinued operations. In the corresponding period ended June 30, 2012, the Company had sales of $13,901 from its discontinued operations. For the six months ended June 30, 2012, we recorded a loss from discontinued operations of $313. These are all reflected in discontinued operations.

For the three months ended June 30, 2012, the Company did not record any sales from the marketing of cosmetics and cosmetics related products under the License Agreement granted to the Company on March 23, 2012. During the period, the Company encountered issues with clients related to a lack of cooperation by Nacara Montreal Inc to enforce the terms and conditions of the License Agreement granted as expeditiously as possible. The Company has agreed to meet and explain to clients the License Agreement prior to billing and recording revenue from clients. The Company believes that it was in its best interest to smoothen the transition period for clients. These issues are now resolved and we began recording revenues following the period ended June 30, 2012.

For the six months period ended June 30, 2012, the Company recorded cost of sales of $3,310 which was associated to our software operations which were discontinued on April 1, 2012. This compared to cost of sales of $0 for the period ended June 30, 2012. For the three months periods ended June 30, 2012 and June 30, 2011, the Company did not record any cost of sales. These are all reflected in discontinued operations.

For the three and six months ended June 30, 2012, the Company recorded expenses before interest and income taxes of $72,728 and $149,198, respectively. This compared to expenses before interest and income taxes of $8,785 and $31,643 for the three and six months ended June 30, 2011. The increase in total expenses before interest and income taxes was primarily a consequence of an increase in professional services required as a result of our change of control.

For the six months ended June 30, 2012, we recorded a loss from discontinued operations of $313.

For the three and six months ended June 30, 2012, the Company reported a net loss of $72,728 and $156,375, respectively. This compared to a net loss of $8,993 and $31,969 for the three and six months ended June 30, 2011. The Company’s losses are primarily due to an inability to achieve a level of revenue required to sustain its operating costs. As a result of this, we discontinued the software operations and the initiatied new activities related to the marketing and selling of cosmetics and cosmetics related products.

Plan of Operations and Need for Additional Financing

Our plan of operations for the remaining of fiscal 2012 and going forward is to build a customer base for the distribution of cosmetics and cosmetics related product which we have granted under a License Agreement on March 23, 2012.

On September 17, 2010, the Company successfully completed an offering of $50,000 (CAD$). A total of 250,000 shares of our common stock was sold to investors at $0.20 per share. Our Company subsequently applied to exchange regulators to have its common stock listed on the over the counter market. Our Company was granted a ticker symbol –GMCP.OB – by the FINRA in late 2011. Although the current volume on our stock remains marginal, our Company is now listed and trading on the OTCQB market. We believe that a trading stock is likely to open up financing avenues for our Company.

We are currently seeking financing to pursue our growth plan. Currently, the Company relies on its controlling shareholder to maintain its activities.

Liquidity and Capital Resources

As June 30, 2012, the Company had total assets of $1,424 which consisted of a cash balance of the same amount. The Company has expended almost all its cash to pursue its business plan and to pay legal and accounting expenses related to our current business activities. As of June 30, 2012, the Company’s accumulated deficit amounted to ($748,464) and the Company had a stockholders equity deficit of ($256,234).

For the six months ended June 30, 2012, the Company used ($160,515) of cash from its operating activities. This compared to cash used from operating activities of ($20,392) for the period ended June 30, 2012. This change was attributable in large part to an increase in net loss from operations.

For the six months ended June 30, 2012, the Company recorded net cash provided by financing activities of $156,010 and this compared to $27,706 for the six months ended June 30, 2011. This change was primarily attributable to an increase of proceeds provided related parties of $156,231 compared to $19,621 for the corresponding period ended June 30, 2011.

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

Our Company is controlled by a related party. There might be conflicting interest between our Company and our controlling shareholder which may impact negatively on our Company and its minority shareholders

Caroline Coulombe, our chief executive officer, is the president, director and controlling shareholder of 7776446 Canada Inc. doing business as Cosmera Inc., which is the controlling shareholder of our

Company. Further, Ms. Coulombe is also the president, director and a principal shareholder of Nacara Montreal Inc which is the sole supplier of products for our Company. In addition, the transactions related in the Stock Purchase Agreement, the Lock-Up Agreement and the License Agreement are all related party transactions. Such a situation might bring conflict of interest between our Company, our controlling shareholder and currently our sole supplier of products and this may adversely affect our business and results of operations.

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

Dated: August 20, 2012

GMS CAPITAL CORP.

/s/ Caroline Coulombe

Caroline Coulombe

Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ Caroline Coulombe

Caroline Coulombe

Principal Financial and Accounting Officer