Form 10-Q
period 2012-09-30
GMS Capital Corp.
filed 2012-12-14
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53519

GMS CAPITAL CORP.

(Exact name of Registrant as specified in its charter)

Florida

7372

26-1094541

(State or jurisdiction of

(Primary Std.

(IRS Employer ID #)

Incorporation or

Industrial Classification

Organization)

Code #)

194, St-Paul West, Suite 400, Montreal, Quebec, Canada, H2Y 1Z8

(Address of principal executive offices) (Zip Code)

+1-866-251-3372

Registrant’s telephone number, including area code

3055 L’Assomption Blvd., Montreal, Quebec H1N 2H1 Canada

(Former name or former address, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 14, 2012 there were 5,365,400 shares of the issuer's $.001 par value common stock issued and outstanding.

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheet as of September 30, 2012 (unaudited) and December 31, 2011

Statement of Operations and Comprehensive Income (Loss) for the Three

 and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Statement of Cash Flows for the Nine Months Ended September 30, 2012

7

and 2011 (unaudited)

Notes to Financial Statements (unaudited)

8

Item 2. Management Discussion and Analysis of Financial Condition and

18

Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

32

Item 4. Controls and Procedures

32

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

33

Item 1A. Risk Factors

33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

41

Item 3. Defaults upon Senior Securities

41

Item 4. Submission of Matters to a Vote of Security Holders

41

Item 5. Other Information

41

Item 6. Exhibits

41

Signatures

42

GMS CAPITAL CORP.
BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31,2011

ASSETS
	(IN US$)
	September 30,	December 31,
	2012	2011
	(unaudited)
Current Assets:
Cash and cash equivalents	$ 363	$ 611
Accounts receivable, net	-	6,388

Total Current Assets	363	6,999

TOTAL ASSETS	$ 363	$ 6,999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Advances	$ 4,474	$ 75,922
Secured Note Payable	109,725	-
Line of credit	-	11,241
Due to related companies	150,120	17,460
Accounts payable and accrued expenses	121,250	4,000

Total Current Liabilities	385,569	108,623

Total Liabilities	385,569	108,623

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 5,365,400 shares issued and outstanding, respectively	5,365	5,365
Additional paid-in capital	509,805	509,805
Accumulated deficit	(873,544)	(592,089)
Accumulated other comprehensive income (loss)	(26,832)	(24,706)
Total Stockholders' Equity (Deficit)	(385,206)	(101,625)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 363	$ 6,999

GMS CAPITAL CORP. STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011

OPERATING REVENUES
Sales	$ -	$ -	$ -	$ -

COST OF SALES
Purchases	-	-	-	-
Total Cost of Sales	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	275,418	64,526	119,355	8,663
Depreciation	-	330	-	110
Total Operating Expenses	275,418	64,856	119,355	8,773

LOSS BEFORE OTHER INCOME (EXPENSE)	(275,418)	(64,856)	(119,355)	(8,773)

OTHER INCOME (EXPENSE)
Interest expense	(4,724)	(539)	(4,725)	(213)
Total Other Income (Expense)	(4,724)	(539)	(4,725)	(213)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(280,142)	(65,395)	(124,080)	(8,986)
Provision for Income Taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATINS APPLICABLE
TO COMMON SHARES	$ (280,142)	$ (65,395)	$ (124,080)	$ (8,986)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations	(313)	31,675	-	7,235

NET LOSS APPLICABLE TO COMMON SHARES	$ (280,455)	$ (33,720)	$ (124,080)	$ (1,751)

NET LOSS PER BASIC AND DILUTED SHARES
BASIC AND DILUTED	$ (0.05)	$ (0.01)	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,365,400	5,365,400	5,365,400	5,365,400

COMPREHENSIVE INCOME (LOSS)
Net loss	$ (280,455)	$ (33,720)	$ (124,080)	$ (1,751)
Other comprehensive income (loss)
Currency translation adjustments	(2,126)	3,747	(3,892)	8,038
Comprehensive income (loss)	$ (282,581)	$ (29,973)	$ (127,972)	$ 6,287

GMS CAPITAL CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	IN US$
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net loss	$ (280,142)	$ (65,395)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	330
(Gain) loss from discontinued operations	(313)	31,675
Changes in assets and liabilities
Decrease in accounts receivable	6,507	2,105
Increase (decrease) in accounts payable and
and accrued expenses	123,928	3,971
Total adjustments	130,122	38,081

Net cash (used in) operating activities	(150,020)	(27,314)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from line of credit, net of repayments	472	6,808
Increase (decrease) in due to/from related parties	150,120	15,940
Proceeds from officers, net of repayments	(1,711)	-

Net cash provided by financing activities	148,881	22,748

Effect of foreign currency	891	971

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(248)	(3,595)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	611	4,086

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 363	$ 491

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 4,725	$ 539

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of related party payables and officers payables to Secured Note Payable	$ 105,000	$ -

GMS CAPITAL CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

While the Company executed the License Agreement on March 16, 2012, and even though under the terms and conditions of the License Agreement the Company should have begun to generate revenues, our Company has encountered difficulties with Canada, the company with whom we have an agreement to distribute, market and sell the Nacara brand of cosmetic products on a worldwide basis. Despite entering into this License Agreement, Nacara Montreal Inc, the parent company of Canada, has continued to distribute, market and sell the cosmetic products under the Nacara brand through late September 2012. This non-compliance with the License Agreement is now essentially solved and the Company has begun to sell cosmetic products under the Nacara brand commencing in early October.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred a net loss of ($280,455) and ($33,720) for the nine months ended September 30, 2012 and 2011 and has an accumulated deficit of ($873,544) as of September 30, 2012. The Company’s limited capital resources as well as the current absence of a customer base in the new activity that we have elected to pursue which now consist in the marketing and selling cosmetics and cosmetics related products expose the Company to significant risk going forward. After searching for new distribution channels to sell the Company’s software and services to provide additional revenues to support our operations, the Company has elected to pursue opportunities in the international Cosmetics Industry and has discontinued its software business.  Regardless of this transition, there is no guarantee that the Company will be able to raise additional capital, under terms satisfactory to the Company, or generate the increase in revenues sought.

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

Accounts Receivable

Accounts receivable represents payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible.  Accounts receivable balances are written-off against the allowance for doubtful accounts when they become deemed to be uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. Our policy is to generally grant credit based upon our analysis of the customer’s financial position.

Inventories

Inventories, including promotional merchandise, will only include inventory considered saleable or usable in future periods, and will be stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components will include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise will be charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

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

On March 16, 2012, our Company entered into and closed a License and Distribution Agreement with Canada pursuant to which Canada granted the Company an exclusive worldwide license to distribute, market and sell the Nacara brand cosmetic products, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. As of September 30, 2012, for reasons beyond our control, the Company has not begun to market cosmetics and cosmetics related products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. However, when we will begin to recognize revenues, the Company intends to recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales will be comprised of gross revenues less returns, trade discounts and allowances. The Company will not bill its customer’s freight and handling charges. All shipping and handling costs will be included in selling, general and administrative expenses in the consolidated statements of operations.

Advertising and Promotion

Advertising and promotional costs is expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses.

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

License Agreements

The Company’s licenses will be entered into to create additional sales.  In some cases, the Company may have to pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-

existing cosmetic business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

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

Currently, the Company may be exposed to certain concentration risks. Our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc. which is itself controlled by Mrs. Caroline Coulombe, our former principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2012	September 30, 2011

Net (Loss)	($280,455)	($33,720)

Weighted average common shares Outstanding (Basic)	5,365,400	5,365,400

Weighted average common stock Equivalents Stock Options	1,003,329

Warrants

Weighted average common shares Outstanding (Diluted)	6,368,729	5,365,400

The Company issued 729,729 options to purchase stock during the period ended March 31, 2012.  These options have not been vested and can only be exercised if the Company exercises its own option to the purchase of 10,000,000 shares of common stock of 8012415 Canada Inc. The option expires on March 16, 2017.

On May 24, 2012, under an Employment Agreement with Mr. Mohamed Samake, the Company has awarded Mr. Samake an option to purchase a total of 3,600 common shares at an exercise of $10.00 per common share. The options awarded to Mr. Samake will vest as follows; 600 options will vest on December 31, 2012, 1,000 options will vest on December 31, 2013, 1,000 options will vest on December 31, 2014 and the final 1,000 options will vest on December 31, 2015. All options awarded to Mr. Samake have an exercise period ending 2 years after their vesting date.

On September 19, 2012, under an Employment Agreement with Mr. Philip Lamb, the Company has awarded Mr. Lamb an option to purchase a total of 30,000 common shares at an exercise price of $8.50 per common share. Under the same Employment Agreement, the Company will award Mr. Lamb an option to purchase 80,000 common shares on each December 31, 2012, 2013 and 2014, all vesting one-year after the date of their award. In each case, the price of exercise of the options awarded will be the average price of our common shares between October 1st and December 31 prior to their award, less a discount of 15%. All options awarded to Mr. Lamb have an exercise period ending 2 years after their vesting date.

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

NOTE 3- FIXED ASSETS

Fixed assets as of September 30, 2012 (unaudited) and December 31, 2011 were as follows:

	Estimated Useful Lives (Years)	September 30, 2012	December 31, 2011

Computer equipment	3	$ 1,318	1,318
Office equipment	5	1,422	1,422
Leasehold improvements	5	13,994	13,994
	TOTAL:	16,734	16,734

Less: accum depreciation		16,734	16,734
Property and equipment, net		$0	$0

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

As of September 30, 2012, the Company did not have an operating line of credit.

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

As of September 30, 2012, the Company was in breach of the agreement with the holder of the Promissory Note. As a result, the $105,000 along with $4,725 in accrued interest remains outstanding.

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2012 and December 31, 2011, the Company had 5,365,400 shares of common stock issued and outstanding respectively.

The Company has not issued any shares for the nine months ended September 30, 2012.

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

At September 30, 2012, deferred tax assets consist of the following:

At September 30, 2012, the Company had a net operating loss carry forward in the amount of $873,544 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2012 and 2011 is summarized as follows:

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

NOTE 9- DISCONTINUED OPERATIONS

Following a review of our operations in the software business, we have decided to cease our software business effective April 1, 2012. For the nine months ended September 30, 2012, the Company incurred a loss from discontinued operations of $313. The discontinued operations represented all operations comprising the gross profit (loss) of the Company. All operating expenses are representative of the operations of the public company expenses.

NOTE 10- RELATED PARTY TRANSACTIONS RISK

The Company is exposed to related party transaction risk. Currently our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc which is itself controlled by Mrs. Caroline Coulombe, our former principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of  an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

Since the execution of the License Agreement on March 16, 2012 between the Company and a related party, our Company has not recorded any revenue mainly as a result of a lack of cooperation from our sole licensor, a related party, to enforce the License Agreement with potential clients.

In addition, a related Canadian company has advanced us, interest-free, $150,120 (US$) since March 2012 to assist us in operating the Company until we can achieve profitability.

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

As of September 30, 2012, the Company was in breach of the agreement with the holder of the Promissory Note and is still in breach of the said agreement.

On October 4, 2012, the Company reached an agreement with Forlab Inc to ensure distribution of the Nacara brand of cosmetic products in Canada. The agreement gives to Forlab the exclusive right to distribute, market and sell our cosmetic products in Canada until December 31, 2013. On November 7, 2012, the agreement with Forlab Inc was amended to also include the exclusive right distribute, market and sell our cosmetic products in France.

On December 10, 2012, the Company dismissed Mr. Philip Lamb as President, Chief Executive Officer and Chief Financial Officer and our Board of Directors appointed Mr. Stephane Solis as President, Chief Executive Officer and Chief Financial Officer on an interim basis. Mr. Lamb remains a Director of the Company.

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

In March 2012, following a review of our software operations, we decided to discontinue our software business effective April 1, 2012 and to engage in the distribution, marketing and sale of cosmetics and cosmetics-related products primarily in Canada, France and the French Caribbean.  To that effect, On March 16, 2012, our Company entered into and closed a License and Distribution Agreement (the “License Agreement”) with 8012415 Canada Inc. (“Canada”) pursuant to which Canada granted the Company an exclusive worldwide license to distribute, market and sell the Nacara brand of cosmetic products (the “Products”), excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. The Products include a full line of cosmetic products aimed at women with darker complexions and is currently available in Canada at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart and in France at retailers including Galeries Lafayette, Marionnaud, Nocibé and Beauty Success. As of September 30, 2012, due to a lack of cooperation by Canada who has continued to market and sell the Nacara brand of cosmetic products despite the execution of the License Agreement, our Company has not begun to generate revenues from the marketing and selling of the Nacara brand of cosmetic products.

Subject to shareholders approval, we intend to change the name of our Company to Nacara World Inc to better reflect our business which consists in the distribution, marketing and sale of cosmetics and cosmetics related products primarily in Canada, France and the French Caribbean. Following a review of our operations in the software business, we have decided to cease our software business effective April 1, 2012. Our Board of Directors and Majority Shareholder have approved an amendment to our Articles of Incorporation to change our name from “GMS Capital Corp.” to “Nacara World Corp.” Our name change from “GMS Capital Corp.” to “Nacara World Corp.” is still subject to a notice to be sent shareholders.

Our executive offices are located at 194, St-Paul West, Suite 400, Montreal, Quebec, Canada. Our telephone number in Montreal is +1-866-251-3372. We maintain our internet website at www.nacara.com You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC.

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

For the nine months ended September 30, 2012, as a result of our decision to discontinue our software operations, the Company incurred a loss from discontinued operations of $313. The discontinued operations represented all operations comprising the gross profit (loss) of the Company.

Changes in Control

On March 9, 2012, Metratech Business Solutions Inc. and Marcel Coté entered into and closed a Stock Purchase Agreement with 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation, pursuant to which the Cosmera Inc purchased an aggregate of 3,574,920 shares of common stock from the Metratech Business Solutions Inc. and Marcel Coté. The shares purchased by Cosmera Inc from Metratech Business Solutions Inc. and Marcel Coté represented approximately 66.63% of the Company’s issued and outstanding common stock. Since then, on March 13, 2012, Mr. George Metrakos resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant, effective March 26, 2012 and appointed Mrs Caroline Coulombe to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company. On September 18, 2012, Mrs Caroline Coulombe resigned as Company’s President, Chief Executive Officer and Chief Financial Officer. On September 19, 2012, Mrs. Coulombe resigned as Secretary, Treasurer and director of the Company.

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

Cancellation Agreement

In consideration for Nacara Montreal Inc and 8012415 Canada Inc. willingness to enter into the transactions contemplated by the Stock Purchase Agreement, the Lock-Up Agreement and the License Agreement and in order to provide an appropriate capital structure for our Company after the effectiveness of the 12 to 1 forward split of our common stock and our name change to Nacara World Corp. we intend to proceed with., our Company also entered into a Stock Cancellation Agreement with 7776446 Canada Inc. doing business as Cosmera Inc. pursuant to which Cosmera agreed to cancel all 3,574,920 shares of our common stock it currently owns within 30 days of the effectiveness of the forward split of our common stock and our name change to Nacara World Inc.

Certain Relationships and Related Transactions

Caroline Coulombe, our former chief executive officer, is the president, director and controlling shareholder of 7776446 Canada Inc. doing business as Cosmera Inc., which is the controlling shareholder of the Registrant, and Ms. Coulombe is also the president, director and a principal shareholder of Nacara Montreal Inc. Therefore, the transactions contemplated by the Stock Purchase Agreement, the Lock-Up Agreement and the License Agreement were related party transactions.

The following summary is qualified in its entirety by and should be read together with the more detailed information and financial statements, including the related notes, contained or incorporated by reference in this report.

General

As of April 1, 2012, we discontinued our software operations. Prior, on March 16, 2012, we entered into License Agreement with 8012415 Canada Inc. Our License Agreement grants us an exclusive, worldwide license to distribute, market and sell the Nacara brand cosmetic products, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the products sold by us. As of September 30 2012, due to a lack of cooperation by 8012415 Canada Inc. and despite the License Agreement that had still to be enforced, we have only begun to market and distribute cosmetics and cosmetics related products under the Nacara brand in early October 2012.

We intend to manage our business in four segments, our Canadian based operations, our European based operations, our United States based operations and Asian based operations. We plan to gradually deploy our operations globally. On October 4, 2012, the Company reached an agreement with Forlab Inc to ensure distribution of the Nacara brand of cosmetic products in Canada. The agreement gives to Forlab the exclusive right to distribute, market and sell our cosmetic products in Canada until December 31, 2013. On November 7, 2012, the agreement with Forlab Inc was amended to also include the exclusive right distribute, market and sell our cosmetic products in France.

We currently have a distribution network of retail outlets in Canada, France and the French Caribbean. In Canada, our products can be purchased at drugstores including Pharmacie Jean-Coutu and Shoppers Drug Mart, and in France, at retailers such as Galeries Lafayette, Marionnaud, Nocibé and Beauty Success.

Our business is not capital intensive, and it is important to note that we do not own any manufacturing facilities. We order finished products from manufacturers. These products are shipped to our distributor in Montreal and they ship products to our customers.

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Quarterly on Form 10-Q for the period ended September 30, 2012, and the reports that we file from time to time with the Securities and Exchange Commission.

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

Inventory

We purchase finished goods from manufacturers and other component parts from suppliers based on internal estimates of anticipated need for finished goods.  Our goal is to deliver product to customers within 72 hours of the receipt of their orders. Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities.

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

Employees

As of September 30, 2012, we had one employee other than our principal officer, Mr. Philip Lamb. On December 10, 2012, the Company dismissed Mr. Philip Lamb as President, Chief Executive Officer and Chief Financial Officer and our Board of Directors appointed Mr. Stephane Solis as President, Chief Executive Officer and Chief Financial Officer on an interim basis. We have a verbal employment agreement with Mr. Solis.

Facilities

Our executive, administrative and operating offices are located at 194, St-Paul West, Suite 400, Montreal, Quebec, H2Y 1Z8, Canada.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-

04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

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

Accounts Receivable

Accounts receivable represents payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible.  Accounts receivable balances are written-off against the allowance for doubtful accounts when they become deemed to be uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. Our policy is to generally grant credit based upon our analysis of the customer’s financial position. .

Inventories

Inventories, including promotional merchandise, will only include inventory considered saleable or usable in future periods, and will be stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components will include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise will be charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

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

On March 16, 2012, our Company entered into and closed a License and Distribution Agreement with Canada pursuant to which Canada granted the Company an exclusive worldwide license to distribute, market and sell the Nacara brand cosmetic products, excluding the territories of Finland, Russia and Sweden, in exchange for a royalty of 5% of the gross revenues of the Products sold by our Company. As of September 30, 2012, for reasons beyond our control, the Company has not begun to market cosmetics and cosmetics related products to department stores, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. However, when we will begin to recognize revenues, the Company intends to recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales will be comprised of gross revenues less returns, trade discounts and allowances. The Company will not bill its customer’s freight and handling charges. All shipping and handling costs will be included in selling, general and administrative expenses in the consolidated statements of operations.

Advertising and Promotion

Advertising and promotional costs is expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses.

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

Currently, the Company may be exposed to certain concentration risks. Our sole license to market and sell cosmetics and cosmetics related products is licensed from a related party, 8012415 Canada Inc, a company controlled by Nacara Montreal Inc. which is itself controlled by Mrs. Caroline Coulombe, our former principal officer. Mrs. Coulombe is also in control of 7776446 Canada Inc. doing business as Cosmera Inc., a Canadian corporation which on March 9, 2012 became the controlling shareholder of our Company with the purchase of an aggregate of 3,574,920 shares of our common stock representing approximately 66.63% of the Company’s issued and outstanding common stock.

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

Results of Operations –Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011 (Continuing and Discontinued Operations)

During the nine months period ended September 30, 2012, following a review of its operations, the Company abandoned its software operations on April, 1, 2012.  Prior, on March 23, 2012, the Company executed a License Agreement which granted the Company an exclusive, worldwide license to distribute, market and sell cosmetics and cosmetics related products under the Nacara brand, excluding the territories of Finland, Russia and Sweden. As of September 30, 2012, due to a lack of cooperation from our licensor and despite request from our Company to have the License Agreement enforced, our Company had not began to generate revenues from the marketing and selling of the Nacara brand of cosmetic products.

For the nine months period ended September 30, 2012, the Company recorded sales of $2,997 which were entirely from our software operations discontinued on April 1, 2012. This compared of sales of $31,675 for the nine months period ended September 30, 2012. For the three months ended September 30, 2012, the Company did not record sales from its discontinued operations. In the corresponding period ended September 30, 2012, the Company had sales of $7,235 from its discontinued operations. For the nine months ended September 30, 2012, we recorded a loss from discontinued operations of $313. These are all reflected in discontinued operations.

For the three months ended September 30, 2012, the Company did not record any sales from the marketing of cosmetics and cosmetics related products under the License Agreement granted to the Company on March 23, 2012. During the period, the Company encountered issues related to a lack of cooperation by Nacara Montreal Inc and its wholly-owned subsidiary 8012415 Canada Inc. to enforce the terms and conditions of the License Agreement granted to the Company. To the best of our knowledge, we believe these issues are now resolved and we will begin recording revenues following the period ended September 30, 2012.

For the nine months period ended September 30, 2012, the Company recorded cost of sales of $3,310 which was associated to our software operations which were discontinued on April 1, 2012. This compared to cost of sales of $0 for the period ended September 30, 2011. For the three months periods ended September 30, 2012 and September 30, 2011, the Company did not record any cost of sales. These are all reflected in discontinued operations.

For the three and nine months ended September 30, 2012, the Company recorded expenses before interest and income taxes of $119,355 and $275,418 respectively. This compared to expenses before interest and income taxes of $8,773 and $64,856 for the three and nine months ended September 30, 2011. The increase in total expenses before interest and income taxes was primarily a consequence of an increase in professional services required as a result of our change of control. For the nine months ended September 30, 2012, we recorded a loss from discontinued operations of $313.

For the three and nine months ended September 30, 2012, the Company reported a net loss of $124,080 and $280,455, respectively. This compared to a net loss of $1,751 and $33,720 for the three and nine months ended September 30, 2011. The Company’s losses are primarily due to an inability to achieve a level of revenue required to sustain its operating costs. As a result of this, we discontinued the software operations and the initiated new activities related to the marketing and selling of cosmetics and cosmetics related products.

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

Liquidity and Capital Resources

As September 30, 2012, the Company had total assets of $363 which consisted of a cash balance of the same amount. The Company has expended almost all its cash to pursue its business plan and to pay legal and accounting expenses related to our current business activities. As of September 30, 2012, the Company’s accumulated deficit amounted to ($873,544) and the Company had a stockholders equity (deficit) of ($385,206).

For the nine months ended September 30, 2012, the Company used ($150,020) of cash from its operating activities. This compared to cash used from operating activities of ($27,314) for the period ended September 30, 2011. This change was attributable in large part to an increase in net loss from operations.

For the nine months ended September 30, 2012, the Company recorded net cash provided by financing activities of $148,881 and this compared to $22,748 for the nine months ended September 30, 2011. This change was primarily attributable to an increase of proceeds provided related parties of $150,120 compared to $15,940 for the corresponding period ended September 30, 2011.

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

There might be conflicting interest between our Company and our controlling shareholder which may impact negatively on our Company and its minority shareholders

Caroline Coulombe, our former chief executive officer, is the president, director and controlling shareholder of 7776446 Canada Inc. doing business as Cosmera Inc., which is the controlling shareholder of our Company. Further, Ms. Coulombe is also the president, director and a principal shareholder of Nacara Montreal Inc. and of 8012415 Canada Inc who is our sole licensor. Such a situation might bring conflict of interest between our Company, our controlling shareholder and currently our sole licensor of products and this may adversely affect our business and results of operations.

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

Cosmetics and cosmetic related products must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations. Some of our color cosmetic products may also be classified as a “drug”. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

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

Dated: December 14, 2012

GMS CAPITAL CORP.

/s/ Stephane Solis

Stephane Solis

Chief Executive Officer and President

GMS CAPITAL CORP.

/s/ Stephane Solis

Stephane Solis

Principal Financial and Accounting Officer