Form 10-Q/A
period 2012-09-30
GMS Capital Corp.
filed 2012-12-14
CIK 1434830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q-A

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

Explanatory Note

This Ammended quarterly report filed on form 10-QA has been provided in order to transmit the XBRL form of the financial statements.  No changes have been made other than this to the content filed in the Company s Quarterly report for the period ended September 30, 2012, filed on December 14, 2012.

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